Form 10-Q
period 2000-03-31
LENAWEE BANCORP INC
filed 2000-05-15
CIK 1112477

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

             [X] Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -------------------------

                           Commission File # 000-30521

                              Lenawee Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

              Michigan                                       38-3088340
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


                 135 East Maumee Street, Adrian, Michigan 49221
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (517) 265-5144,
                               Fax (517) 265-3926

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [ ]                      No   [X]

As of May 11, 2000, there were 853,913 outstanding shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                           DESCRIPTION                          PAGE NO.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Condensed)
         (a)  Report of Independent Accountants                                3
         (b)  Consolidated Balance Sheets                                      4
         (c)  Consolidated Statements of Income and Comprehensive Income       5
         (d)  Consolidated Statements of Cash Flows                            6
         (e)  Notes to Financial Statements                                    7
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14


                           PART II -OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 2.  Changes in Securities and Use of Proceeds                            15
Item 3.  Defaults Upon Senior Securities                                      15
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                    15
Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16
Exhibit Index                                                                 16

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
Lenawee Bancorp, Inc.
Adrian, Michigan


We have reviewed the consolidated balance sheet of Lenawee Bancorp, Inc. as of March 31, 2000 and the related condensed consolidated statements of income and comprehensive income and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                           /s/ Crowe, Chizek and Company LLP

South Bend, Indiana
May 5, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS                                               March 31,
In thousands of dollars                                                                   2000          December 31,
                                                                                       (unaudited)          1999
                                                                                        ---------           ----
ASSETS
Cash and due from banks                                                                 $    9,449       $    7,310
Federal funds sold                                                                               -            2,200
                                                                                        ----------       ----------
     Total cash and cash equivalents                                                         9,449            9,510

Securities available for sale                                                               21,078           23,024
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            360              360

Loans receivable, net of allowance for loan losses                                         198,457          192,721
Loans held for sale                                                                            691              759
Premises and equipment, net                                                                  6,393            6,521
Accrued interest receivable                                                                  1,785            1,576
Mortgage servicing asset                                                                     1,340            1,335
Other assets                                                                                 1,482            1,594
                                                                                        ----------       ----------
     Total assets                                                                       $  243,539       $  239,904
                                                                                        ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                                $   36,024       $   36,687
     Interest bearing                                                                      169,866          162,519
                                                                                        ----------       ----------
         Total deposits                                                                    205,890          199,206

Borrowed funds                                                                              12,884           16,177
Accrued interest payable                                                                       717              644
Other liabilities                                                                              865            1,102
                                                                                        ----------       ----------
     Total liabilities                                                                     220,356          217,129

Common stock subject to repurchase obligation in ESOP                                        4,326            4,326

Shareholders' Equity
     Common stock and paid-in capital, no par value                                         10,500           10,430
     Retained earnings                                                                       8,767            8,353
     Accumulated other comprehensive income (loss),
       net of tax                                                                             (410)            (334)
                                                                                        ----------       ----------
         Total shareholders' equity                                                         18,857           18,449
                                                                                        ----------       ----------

              Total liabilities and shareholders' equity                                $  243,539       $  239,904
                                                                                        ==========       ==========

          See accompanying notes to consolidated financial statements.

(c)  CONDENSED CONSOLIDATED STATEMENTS OF
     INCOME AND COMPREHENSIVE INCOME (unaudited)                                            Three Months Ended
In thousands of dollars, except per share data                                                   March 31,
                                                                                          ----------------------
                                                                                           2000            1999
                                                                                           ----            ----
Interest and dividend income
     Loans receivable, including fees                                                    $   4,451        $   3,556
     Taxable securities                                                                        260              437
     Nontaxable securities                                                                     100               76
     Federal funds sold                                                                         21               59
     Other                                                                                       1               21
                                                                                         ---------        ---------
         Total interest and dividend income                                                  4,833            4,149

Interest expense
     Deposits                                                                                1,745            1,390
     Federal Home Loan Bank advances                                                           174               93
     Other                                                                                      25               28
                                                                                         ---------        ---------
         Total interest expense                                                              1,944            1,511
                                                                                         ---------        ---------

Net interest income                                                                          2,889            2,638
     Provision for loan losses                                                                  30                -
                                                                                         ---------        ---------

Net interest income after provision for loan losses                                          2,859            2,638

Noninterest income
     Service charges and fees                                                                  268              219
     Net gains on loan sales                                                                    60              299
     Loan servicing fees, net of amortization                                                   79               16
     Other                                                                                      19               20
                                                                                         ---------        ---------
                                                                                               426              554

Noninterest expense
     Salaries and employee benefits                                                          1,313            1,363
     Occupancy and equipment                                                                   404              419
     Other                                                                                     524              448
                                                                                         ---------        ---------
                                                                                             2,241            2,230
                                                                                         ---------        ---------
Income before income tax                                                                     1,044              962
     Income tax expense                                                                        340              306
                                                                                         ---------        ---------

Net income                                                                               $     704        $     656
                                                                                         =========        =========

Comprehensive income                                                                     $     628        $     501
                                                                                         =========        =========
Basic earnings per share                                                                 $    0.83        $    0.77
                                                                                         =========        =========
Diluted earnings per share                                                               $    0.81        $    0.77
                                                                                         =========        =========

          See accompanying notes to consolidated financial statements.

(d)  CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (unaudited)                                                                  Three Months Ended
In thousands of dollars                                                                           March 31,
                                                                                           2000             1999
                                                                                           ----             ----
Cash flows from operating activities
     Net income                                                                           $    704         $    656
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          182              186
         Provision for loan losses                                                              30                -
         Net amortization and accretion on securities
           available for sale                                                                   16               44
         Amortization of mortgage servicing rights                                              22               69
         Loans originated for sale                                                          (4,221)         (12,460)
         Proceeds from sale of mortgage loans                                                4,322           13,848
         Net gains on sales of mortgage loans                                                  (60)            (299)
     Net change in:
         Deferred loan origination fees                                                        (19)              26
         Accrued interest receivable                                                          (209)             (76)
         Other assets                                                                          152              424
         Accrued interest payable                                                               73              (14)
         Other liabilities                                                                    (237)            (613)
                                                                                          --------         --------
              Net cash from operating activities                                               755            1,791
                                                                                          --------         --------

Cash flows from investing activities Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                                     1,814            5,655
     Purchases of:
         Securities available for sale                                                           -           (9,980)
         Premises and equipment                                                                (54)            (109)
     Net increase in loans                                                                  (5,747)            (698)
                                                                                          --------         --------
              Net cash from investing activities                                            (3,987)          (5,132)
                                                                                          --------         --------

Cash flows from financing activities
     Net change in deposits                                                                  6,684           (3,913)
     Net change in borrowed funds                                                           (3,293)              69
     Change in shareholders' equity                                                           (220)             (96)
                                                                                          --------         --------
              Net cash from financing activities                                             3,171           (3,840)
                                                                                          --------         --------

Net change in cash and cash equivalents                                                        (61)          (7,181)

Cash and cash equivalents at beginning of period                                             9,510           18,702
                                                                                          --------         --------

Cash and cash equivalents at end of period                                                $  9,449         $ 11,521
                                                                                          ========         ========

     Cash paid for:
         Interest                                                                         $  2,816         $  2,652
         Income taxes                                                                            -                -

          See accompanying notes to consolidated financial statements.

(e)   NOTES TO FINANCIAL STATEMENT (unaudited)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Lenawee Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10 for the year ended December 31, 1999.

NOTE 2 - LOAN  SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was approximately $183,269,000 and $150,900,000 at the end of March 2000 and 1999. Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2000 and 1999 follows:

      Unamortized cost of mortgage servicing rights                                 2000            1999
      ---------------------------------------------                                 ----            ----
      Balance at January 1                                                         $   1,335       $   1,098
      Amount capitalized year to date                                                     27             141
      Amount amortized year to date                                                      (22)            (69)
                                                                                   ---------       ---------
      Balance at period end                                                        $   1,340       $   1,170
                                                                                   =========       =========

No valuation allowance was considered necessary for mortgage servicing rights at period end 2000 and 1999.

NOTE 3 - EARNING PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three months ended March 31, 2000 and 1999 is presented below:

                                                                                   2000             1999
                                                                                   ----             ----
      Basic earnings per share
      ------------------------
      Net income available to common shareholders                               $  704,000      $  656,000
                                                                                ==========      ==========
      Weighted average common shares outstanding                                   852,939         852,481
                                                                                ==========      ==========
      Basic earnings per share                                                  $     0.83      $     0.77
                                                                                ==========      ==========

      Diluted earnings per share
      --------------------------
      Net income available to common shareholders                               $  704,000      $  656,000
                                                                                ==========      ==========
      Weighted average common shares outstanding                                   852,939         852,481
      Add:  Dilutive effects of exercise of stock options                           12,343              79
                                                                                ----------      ----------
      Weighted average common and dilutive
        potential shares outstanding                                               865,282         853,273
                                                                                ==========      ==========
      Diluted earnings per share                                                $     0.81      $     0.77
                                                                                ==========      ==========

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION
SFAS No. 123, Accounting for Stock-Based Compensation, requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Accordingly, the following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted in years prior to 2000 is equivalent to the market value of the underlying stock at the grant date. Accordingly, no compensation expense was actually recognized for stock options granted in the three months ended March 31, 2000 and 1999.

                                                                                   2000             1999
                                                                                   ----             ----
     Net income as reported                                                     $    704,000     $   656,000
     Proforma net income                                                             691,000         649,000
     Reported earnings per common share
         Basic                                                                  $       0.83     $      0.77
         Diluted                                                                        0.81            0.77
     Proforma earnings per common share
         Basic                                                                          0.81            0.76
         Diluted                                                                        0.80            0.76

The fair value of options granted is estimated using option pricing models, using the following weighted average information:

                                                                                      2000             1999
                                                                                      ----             ----
     Risk-free interest rate                                                           6.65%           5.10%
     Expected option life                                                            8 years         8 years
     Expected stock price volatility                                                    0.21         Nominal
     Expected dividends                                                                1.35%           1.86%

The weighted average fair value of stock options granted was $21.43 and $7.09 for 2000 and 1999, respectively. At March 31, 2000, options outstanding had a weighted average remaining life of 8.4 years.

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. The Company granted 5,720 stock options during the first quarter of 2000 with an exercise price below the market value of the underlying stock at the grant date. Accordingly, compensation expense equal to the difference between the fair value and exercise price will be recorded over the vesting period of the options, which is 5 years.

Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and vest over five years. Information about options available for grant and options granted follows:

                                                                              Weighted-
                                                                               Average
                                                        Available              Options              Exercise
                                                      For Grant (1)          Outstanding            Price (1)
                                                      -------------          -----------            --------
     Balance at December 31, 1998                        33,180                 16,440              $   21.37
         Options issued                                  (5,720)                 5,720                  36.00
         Options exercised                                    -                      -                      -
                                                      ---------               --------              ---------
     Balance at March 31, 1999
        and December 31, 1999                            27,460                 22,160                  25.14
         Options issued                                  (5,720)                 5,720                  44.00
         Options exercised                                    -                      -                      -
                                                      ---------               --------              ---------
     Balance at March 31, 2000                           21,740                 27,880              $   29.01
                                                      =========               ========              =========

         (1)  Restated for a two-for-one stock split in 1998 and 1999.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of Lenawee Bancorp, Inc. and its subsidiary, Bank of Lenawee ("Bank"), as of March 31, 2000 for the three month periods ending March 31, 2000 and 1999.

FINANCIAL CONDITION

Securities
The Company's investment securities portfolio continued to decline during the first quarter of 2000. Principal repayments on mortgage backed securities, as well as a maturity within the portfolio, contributed to the decrease in balances, as nothing was replaced during the quarter. In spite of this decline, the mix of the securities portfolio remains relatively unchanged from period to period over the long term.

Loans
Loan growth continued to be strong during the first quarter of 2000, and exceeded the levels achieved in 1999. During the first three months, annualized loan growth was 11.7%, compared to 1.7% for the same period last year. Commercial and mortgage loans led the increases, while consumer loans remained unchanged.

The mix of the loan portfolio reflected this growth trend, although overall the mix has remained relatively unchanged from prior periods. Over the long term, the trend is toward an increased percentage of business loans.

Credit Quality
The Company continues to monitor the asset quality of the loan portfolio utilizing a loan review officer who, combined with external loan review specialists, periodically submits reports to the Chief Lending Officer and to the Board of Directors regarding the credit quality of the loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Company's loan portfolio.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and
(3) other nonperforming loans (but not included in (1) or (2) above) which consist of loan arrangements under the Business Manager program. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company's classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the makeup of the Company's nonperforming assets by type, in thousands of dollars, as of March 31, 2000 and 1999, and December 31, 1999.

                                                                         3/31/2000      12/31/1999        3/31/1999
                                                                         ---------      ----------        ---------
     Nonaccrual loans                                                    $   1,571      $    1,571        $      71
     90 days or more past due & still accruing                                  85             275              383
     Other nonperforming loans                                               1,148           1,500                -
                                                                         ---------      ----------        ---------
         Total nonperforming loans                                           2,804           3,346              454
     Other real estate                                                         377             255              291
                                                                         ---------      ----------        ---------
         Total nonperforming assets                                      $   3,181      $    3,601        $     745
                                                                         =========      ==========        =========

     Nonperforming loans as a percent of total loans                         1.38%           1.73%            0.29%
     Nonperforming assets as a percent of total loans                        1.57%           1.87%            0.47%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                      60.18%          72.02%           20.90%

Subsequent to December 31, 1999, the Company became aware of circumstances which occurred in 1999, involving loans to a single borrower in which the Bank had purchased a participating interest from another financial institution. As a result of these circumstances, management concluded that a loss was probable and, accordingly, recorded an additional provision for loan losses of $2.3 million for 1999 on loans outstanding of approximately $3 million. This loan relationship is reflected in the above table in the categories of nonaccrual loans and other nonperforming loans at December 31, 1999 and March 31, 2000. The outstanding balance of the loan relationship has decreased approximately $350,000 since December 31, 1999. In addition, these loans were considered to be impaired at December 31, 1999 and continue to be impaired at March 31, 2000. The foregoing explains the large variance noted above in nonperforming loans as compared to March 31, 1999.

The Company has increased its provision for loan losses over the same period in 1999 as a result of the increase in loan volume. The provision provides for currently anticipated losses inherent in the current portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2000 and 1999 follows:

                                                                                     2000             1999
                                                                                     ----             ----
     Balance at beginning of period                                                $   4,646      $    2,182
     Loans charged off                                                                   (44)            (20)
     Recoveries credited to allowance                                                     27              10
     Provision charged to operations                                                      30               -
                                                                                   ---------      ----------
     Balance at end of period                                                      $   4,659      $    2,172
                                                                                   =========      ==========

Deposits
Total deposits increased during the quarter at a rate higher than experienced in recent periods. Annualized deposit growth for the quarter was 13.4%, compared to 7.2% for all of 1999. Interest bearing deposits experienced the majority of the increase during the period. Management anticipates moderate deposit growth during 2000 as a result of continued expansion in new and existing markets.

Liquidity
The Bank maintained an average funds borrowed position for the first quarter of 2000, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Borrowings declined from December 31, 1999, and management anticipates that deposit and loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and management has no concerns for the liquidity position of the Company.

Capital Resources
The capital ratios of the Bank exceed the regulatory guidelines for well capitalized institutions. The following table shows the Bank's capital ratios and ratio calculations at March 31, 2000 and 1999 and December 31, 1999.

                                                  Regulatory Guidelines                  Bank of Lenawee
                                                  ---------------------                  ---------------
                                               Adequate          Well       3/31/2000      12/31/1999       3/31/1999
                                               --------          ----       ---------      ----------       ---------
     Total risk adjusted capital ratio             8%             10%          11.9%          12.1%           13.3%
     Tier 1 risk adjusted capital ratio            4%              6%          10.7%          10.8%           12.1%
     Tier 1 capital to average assets              4%              5%           9.4%           9.3%            9.8%

Results of Operations

Net Interest Income
Both yields on earning assets and cost of funds increased from December 31, 1999. The net result was a tightening of spread and net interest margin. This tightening is primarily a result of the Company's interest liability-sensitive position, reflecting a risk to earnings when interest rates rise. In fact, interest rates have risen during recent periods, resulting in the expected decline in margin. However, the Company's margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average Consolidated Balance Sheet, interest earned or paid, and the annualized effective rate or yield, for the periods ended March 31, 2000 and 1999.

Yield Analysis of Consolidated Average Assets and Liabilities
Dollars in thousands                               3/31/2000                                 3/31/1999
                                    Average        Interest                    Average       Interest
                                  Outstanding       Earned/      Yield/       Outstanding      Earned/     Yield/
                                    Balance          Paid         Rate          Balance         Paid        Rate
                                    -------          ----         ----          -------         ----        ----
Interest earning assets:
Loans (1)                          $ 192,514        $  4,451      9.25%     $  155,564       $  3,556      9.14%
Securities available for sale (2)     22,180             310      5.59%         33,927            463      5.46%
Federal funds sold                     1,607              21      5.23%          4,628             59      5.10%
Federal Home Loan Bank stock           2,504              50      7.99%          2,504             50      7.99%
Interest-bearing balances with
  other financial institutions            81               1      4.94%          1,840             21      4.57%
                                   ---------        --------                ----------       --------
     Total int. earning assets       218,886           4,833      8.83%        198,463          4,149      8.36%
Noninterest-earning assets:
Cash and due from financial
   institutions                        7,911                                     7,758
Premises and equipment, net            6,466                                     6,610
Other assets                           4,351                                     3,548
                                   ---------                                ----------
     Total Assets                  $ 237,614                                $  216,379
                                   =========                                ==========

Interest bearing liabilities:
Interest bearing demand
  deposits                         $  51,792        $    427      3.30%     $   49,201       $    324      2.63%
Savings deposits                      23,486              88      1.50%         24,386            104      1.71%
Time deposits                         89,980           1,235      5.49%         77,317            964      4.99%
Repurchase agreements and
   other borrowings                    1,655              20      4.83%          2,967             26      3.51%
FHLB advances                         11,681             174      5.96%          6,554             93      5.68%
                                   ---------        --------                ----------       --------
     Total int. bearing liabilities  178,594           1,944      4.35%        160,425          1,511      3.77%
Noninterest-bearing liabilities:
Demand deposits                       34,411                                    31,961
Other liabilities                      1,630                                     1,444
                                   ---------                                ----------
     Total liabilities               214,635                                   193,830
Shareholders' equity                  22,979                                    22,549
                                   ---------                                ----------
Total liabilities and
  shareholders' equity             $ 237,614                                $  216,379
                                   =========                                ==========
Net interest income (2)                             $  2,889                                 $  2,638
                                                    ========                                 ========
Net spread (2)                                                    4.48%                                    4.59%
                                                                  =====                                    =====
Net yield on interest earning assets (2)                          5.28%                                    5.32%
                                                                  =====                                    =====
Ratio of interest earning assets to
  interest bearing liabilities          1.23                                      1.24
                                   =========                                      ====

(1) Non-accrual loans and overdrafts are included in the average balances of loans.
(2) Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the first quarter of 2000, noninterest income from banking products and services has declined 23.1% as compared to the same period in 1999. Rising interest rates have slowed the originations of residential mortgage loans and, accordingly, the Company's volume of loan sales. A decrease in net gains on loan sales of $169 thousand, or 79.9%, contributed significantly to the overall noninterest income decline. This decrease was partially offset by an increase of 22.4% in services charges and fees due tO deposit growth.

Noninterest  Expenses
Noninterest expense has increased slightly over the same period of 1999, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first three months of 2000 was 0.5% above the same period for 1999. Salaries and employee benefits decreased 3.7% as compared to the three months ended March 31, 1999. This was mainly attributable to a decreased level of employee incentive compensation during the first quarter of 2000 as compared to the first quarter of 1999. When compared to the three months ended March 31, 1999, the category of other noninterest expense increased 17.0% for 2000. This increase is due to increased costs during the first quarter of 2000 for ATM service charges, insurance, education and training and expenses relative to the Business Manager program. Management expects these costs to continue rising as the Bank experiences continued growth.

Federal  Income  Tax
There has been no significant change in the income tax position of the Company during the first quarter of 2000.

Forward-Looking  Statements
Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," forecast, "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of other companies on which the Company relies to be Year 2000 compliant; the ability of the Company to locate and correct all data sensitive computer code; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's primary market risk exposure is interest rate risk and liquidity risk. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistence and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 1999, which information can be located in the Form 10 document.

                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company's sole subsidiary, Bank of Lenawee, is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Company is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Bank.

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 2000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 5 - OTHER INFORMATION
        None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

         27.      Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lenawee Bancorp, Inc.
May 11, 2000


              /S/ Patrick K. Gill
              Patrick K. Gill
              President


EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION

   27                    Financial Data Schedule