Form 10-Q
period 2000-06-30
LENAWEE BANCORP INC
filed 2000-08-14
CIK 1112477

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

          [X]     Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            -------------------------

                           Commission File #000-30521

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

             Yes        [X]                         No            [ ]

As of August 8, 2000, there were 854,913 outstanding shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                          DESCRIPTION                           PAGE NO.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Condensed)
           (a)    Report of Independent Accountants                            3
           (b)    Condensed Consolidated Balance Sheets                        4
(c)      Condensed Consolidated Statements of Income
                             and Comprehensive Income                          5
           (d)    Condensed Consolidated Statements of Cash Flows              6
           (e)    Notes to Financial Statements                                7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         13


                           PART II -OTHER INFORMATION

Item 1.    Legal Proceedings                                                  13
Item 2.    Changes in Securities and Use of Proceeds                          13
Item 3.    Defaults Upon Senior Securities                                    14
Item 4.    Submission of Matters to a Vote of Security Holders                14
Item 5.    Other Information                                                  14
Item 6.    Exhibits and Reports on Form 8-K                                   14

Signatures                                                                    14
Exhibit Index                                                                 14

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
Lenawee Bancorp, Inc.
Adrian, Michigan


We have reviewed the condensed consolidated balance sheet of Lenawee Bancorp, Inc. as of June 30, 2000, the related condensed consolidated statements of income and comprehensive income for the quarter and year to date periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the year to date periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



                                               /s/ Crowe, Chizek and Company LLP
                                                   Crowe, Chizek and Company LLP

South Bend, Indiana
August 8, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS                                               June 30,
In thousands of dollars                                                                   2000         December 31,
                                                                                       (unaudited)         1999
                                                                                       -----------         ----
ASSETS
Cash and due from banks                                                                $    10,598      $     7,310
Federal funds sold                                                                           3,550            2,200
                                                                                       -----------      -----------
     Total cash and cash equivalents                                                        14,148            9,510

Securities available for sale                                                               20,353           23,024
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            360              360

Loans receivable, net of allowance for loan losses                                         208,968          192,721
Loans held for sale                                                                          1,001              759
Premises and equipment, net                                                                  6,297            6,521
Accrued interest receivable                                                                  1,597            1,576
Mortgage servicing asset                                                                     1,534            1,335
Other assets                                                                                 1,774            1,594
                                                                                       -----------      -----------
     Total assets                                                                      $   258,536      $   239,904
                                                                                       ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                               $    38,402      $    36,687
     Interest bearing                                                                      174,353          162,519
                                                                                       -----------      -----------
         Total deposits                                                                    212,755          199,206

Borrowed funds                                                                              20,335           16,177
Accrued interest payable                                                                       672              644
Other liabilities                                                                              827            1,102
                                                                                       -----------      -----------
     Total liabilities                                                                     234,589          217,129

Common stock subject to repurchase obligation in ESOP                                        4,326            4,326

Shareholders' Equity
     Common stock and paid-in capital, no par value                                         10,544           10,430
     Retained earnings                                                                       9,416            8,353
     Accumulated other comprehensive income (loss),
       net of tax                                                                             (339)            (334)
                                                                                       -----------      -----------
         Total shareholders' equity                                                         19,621           18,449
                                                                                       -----------      -----------
              Total liabilities and shareholders' equity                               $   258,536      $   239,904
                                                                                       ===========      ===========

          See accompanying notes to consolidated financial statements.

(c)  CONDENSED CONSOLIDATED
     STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME (unaudited)                            Three Months Ended                Six Months Ended
In thousands of dollars, except per share data                        June 30,                         June 30,
                                                            ------------------------------   -----------------------------
                                                                2000           1999              2000            1999
                                                                ----           ----              ----            ----
Interest and dividend income
     Loans receivable, including fees                       $      4,793    $      3,804     $      9,244    $      7,360
     Taxable securities                                              290             428              550             865
     Nontaxable securities                                            50              75              150             151
     Federal funds sold                                                9              14               30              73
     Other                                                             1               2                2              23
                                                            ------------    ------------     ------------    ------------
         Total interest and dividend income                        5,143           4,323            9,976           8,472

Interest expense
     Deposits                                                      1,844           1,337            3,589           2,727
     Federal Home Loan Bank advances                                 232              93              406             186
     Other                                                            54              41               79              69
                                                            ------------    ------------     ------------    ------------
         Total interest expense                                    2,130           1,471            4,074           2,982
                                                            ------------    ------------     ------------    ------------

Net interest income                                                3,013           2,852            5,902           5,490
     Provision for loan losses                                         -              30               30              30
                                                            ------------    ------------     ------------    ------------
Net interest income after provision
  for loan losses                                                  3,013           2,822            5,872           5,460

Noninterest income
     Service charges and fees                                        293             246              561             465
     Net gains on loan sales                                         143             294              203             593
     Loan servicing fees, net of amortization                         20              36               99              52
     Other                                                             4              13               23              33
                                                            ------------    ------------     ------------    ------------
                                                                     460             589              886           1,143
Noninterest expense
     Salaries and employee benefits                                1,306           1,378            2,619           2,741
     Occupancy and equipment                                         442             414              846             833
     Other                                                           510             445            1,034             893
                                                            ------------    ------------     ------------    ------------
                                                                   2,258           2,237            4,499           4,467
                                                            ------------    ------------     ------------    ------------
Income before income tax                                           1,215           1,174            2,259           2,136
     Income tax expense                                              393             381              733             687
                                                            ------------    ------------     ------------    ------------

Net income                                                  $        822    $        793     $      1,526    $      1,449
                                                            ============    ============     ============    ============

Comprehensive income                                        $        893    $        521     $      1,521    $      1,022
                                                            ============    ============     ============    ============
Basic earnings per share                                    $        .96    $        .93     $       1.79    $       1.70
                                                            ============    ============     ============    ============
Diluted earnings per share                                  $        .95    $        .93     $       1.76    $       1.70
                                                            ============    ============     ============    ============

          See accompanying notes to consolidated financial statements.

(d)  CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (unaudited)                                                                  Six Months Ended
In thousands of dollars                                                                          June 30,
                                                                                       ----------------------------
                                                                                           2000           1999
                                                                                           ----           ----
Cash flows from operating activities
     Net income                                                                        $     1,526      $     1,449
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          356              363
         Provision for loan losses                                                              30               30
         Loss on sale of securities available for sale                                           -                5
         Net amortization and accretion on securities
           available for sale                                                                   32               85
         Amortization of mortgage servicing rights                                             103              124
         Loans originated for sale                                                         (15,435)         (27,227)
         Proceeds from sale of mortgage loans                                               15,094           29,055
         Net gains on sales of mortgage loans                                                 (203)            (593)
     Net change in:
         Deferred loan origination fees                                                        (11)              (2)
         Accrued interest receivable                                                           (21)             201
         Other assets                                                                          (50)             443
         Accrued interest payable                                                               28              (57)
         Other liabilities                                                                    (275)            (101)
                                                                                       -----------     ------------
              Net cash from operating activities                                             1,174            3,775
                                                                                       -----------     ------------
Cash flows from investing activities Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                                     2,630            8,570
         Sales of securities available for sale                                                  -            7,675
     Purchases of:
         Securities available for sale                                                           -          (10,445)
         Premises and equipment, net                                                          (132)            (397)
     Net increase in loans                                                                 (16,392)         (13,693)
                                                                                       -----------     ------------
              Net cash from investing activities                                           (13,894)          (8,290)
                                                                                       -----------     ------------
Cash flows from financing activities
     Net change in deposits                                                                 13,549           (3,152)
     Net change in borrowed funds                                                            4,158              692
     Change in shareholders' equity                                                           (349)            (276)
                                                                                       -----------     ------------
              Net cash from financing activities                                            17,358           (2,736)
                                                                                       -----------     ------------

Net change in cash and cash equivalents                                                      4,638           (7,251)

Cash and cash equivalents at beginning of period                                             9,510           18,702
                                                                                       -----------     ------------
Cash and cash equivalents at end of period                                             $    14,148     $     11,451
                                                                                       ===========     ============
     Cash paid for:
         Interest                                                                      $     4,046      $     3,039
         Income taxes                                                                          230              625

     Transfer from:
         Loans to foreclosed real estate                                                       126              161

          See accompanying notes to consolidated financial statements.

(e)   NOTES TO FINANCIAL STATEMENT (unaudited)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Lenawee Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10 for the year ended December 31, 1999.

NOTE 2 - LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was approximately $200,102,000 and $163,144,000 at the end of June 2000 and 1999. Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2000 and 1999 follows:

      Unamortized cost of mortgage servicing rights                                2000            1999
      ---------------------------------------------                                ----            ----
      Balance at January 1                                                      $      1,335     $     1,098
      Amount capitalized year to date                                                    302             279
      Amount amortized year to date                                                     (103)           (124)
                                                                                ------------     -----------
      Balance at period end                                                     $      1,534     $     1,253
                                                                                ============     ===========

The valuation allowance relative to mortgage servicing rights was $219,000 and $221,000 at period end 2000 and 1999, respectively.

NOTE 3 - EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and six months ended June 30, 2000 and 1999 is presented below in thousands, except for per share information:

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
Basic earnings per share
Net income available to common shareholders          $        822     $        793    $      1,526     $      1,449
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    854              853             854              853
                                                     ============     ============    ============     ============
Basic earnings per share                             $        .96     $        .93    $       1.79     $       1.70
                                                     ============     ============    ============     ============
Diluted earnings per share
Net income available to common shareholders          $        822     $        793    $      1,526     $      1,449
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    854              853             854              853
Add:  Dilutive effects of exercise of stock options            14                2              13                1
                                                     ------------     ------------    ------------     ------------
Weighted average common and dilutive
  potential shares outstanding                                868              855             867              854
                                                     ============     ============    ============     ============
Diluted earnings per share                           $        .95     $        .93    $       1.76     $       1.70
                                                     ============     ============    ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of Lenawee Bancorp, Inc. and its subsidiary, Bank of Lenawee ("Bank"), as of June 30, 2000 for the three and six month periods ended June 30, 2000 and 1999.

FINANCIAL CONDITION

Securities
The balance of the Company's investment securities portfolio continued to decline during the second quarter of 2000. Principal repayments on mortgage backed securities, as well as maturities within the portfolio, contributed to the decrease in balances, as there were no purchases during the quarter. In spite of this decline, the mix of the securities portfolio remains relatively unchanged from period to period over the long term.

Loans
Loan growth continued to be strong during the second quarter of 2000, and exceeded the levels achieved in 1999. During the second three months, annualized loan growth was 20.6%, compared to 11.7% for the first quarter of the year. Commercial and consumer loans led the increases, while mortgage loans remained relatively unchanged.

The mix of the loan portfolio reflected this growth trend, although overall the mix has remained relatively unchanged from prior periods. Over the long term, the trend is toward an increased percentage of residential mortgage and business loans.

Loans held for sale grew 31.9% when compared to year-end 1999. Continued strong loan growth prompted this increase. As of June 30, 2000, there existed approximately $9,800,000 of loans committed to be sold. A loss of $196,000 is reflected in the income statement for the three and six months ended June 30, 2000 relative to this pending loan sale. This loss is partially offset by an addition to the mortgage servicing asset, net of any remaining unamortized deferred fees and costs, of approximately $173,000.

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

The chart below shows the makeup of the Company's nonperforming assets by type, in thousands of dollars, as of June 30, 2000 and 1999, and December 31, 1999.

                                                                         6/30/2000      12/31/1999       6/30/1999
                                                                         ---------      ----------       ---------
     Nonaccrual loans                                                  $     1,571    $      1,571     $         71
     90 days or more past due & still accruing                                 203             275              179
     Other nonperforming loans                                               1,069           1,500                -
                                                                       -----------    ------------     ------------
         Total nonperforming loans                                           2,843           3,346              250
     Other real estate                                                         377             255              452
                                                                       -----------    ------------     ------------
         Total nonperforming assets                                    $     3,220    $      3,601     $        702
                                                                       ===========    ============     ============

     Nonperforming loans as a percent of total loans                         1.33%           1.73%            0.15%
     Nonperforming assets as a percent of total loans                        1.51%           1.87%            0.41%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                      61.46%          72.02%           11.60%

Subsequent to December 31, 1999, the Company became aware of circumstances which occurred in 1999, involving loans to a single borrower in which the Bank had purchased a participating interest from another financial institution. As a result of these circumstances, management concluded that a loss was probable and, accordingly, recorded an additional provision for loan losses of $2.3 million for 1999 on loans outstanding of approximately $3 million. This loan relationship is reflected in the above table in the categories of nonaccrual loans and other nonperforming loans at December 31, 1999 and June 30, 2000. The outstanding balance of the loan relationship has decreased approximately $429,000 since December 31, 1999. In addition, these loans were considered to be impaired at December 31, 1999 and continue to be impaired at June 30, 2000. The foregoing explains the large variance noted above in nonperforming loans as compared to June 30, 1999.

The provision for loan losses for the first six months of 2000 remained unchanged when compared to the same period in 1999. The provision provides for currently anticipated losses inherent in the current portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2000 and 1999 follows:

                                                                                     2000             1999
                                                                                     ----             ----
     Balance at beginning of period                                               $      4,646     $     2,182
     Loans charged off                                                                     (89)            (78)
     Recoveries credited to allowance                                                       39              21
     Provision charged to operations                                                        30              30
                                                                                  ------------     -----------
     Balance at end of period                                                     $      4,626     $     2,155
                                                                                  ============     ===========

Deposits
Total deposit growth for the second quarter was slightly below the first quarter growth. Annualized deposit growth for the quarter was 13.2%, compared to 7.2% for all of 1999. Interest bearing deposits experienced the majority of the increase during the period. Management anticipates moderate deposit growth during 2000 as a result of continued expansion in new and existing markets.

Liquidity
The Bank maintained an average funds borrowed position for the first half of 2000, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Borrowings increased from December 31, 1999, and management anticipates that deposit and loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and management believes that the liquidity position of the Company is good.

Capital Resources
The capital ratios of the Bank exceed the regulatory guidelines for well capitalized institutions. The following table shows the Bank's capital ratios and ratio calculations at June 30, 2000 and 1999 and December 31, 1999.

                                                  Regulatory Guidelines                 Bank of Lenawee
                                                  ---------------------                 ---------------
                                               Adequate        Well         6/30/2000     12/31/1999      6/30/1999
                                               --------        ----         ---------     ----------      ---------
     Total risk adjusted capital ratio            8%            10%           11.7%          12.1%           12.7%
     Tier 1 risk adjusted capital ratio           4%             6%           10.5%          10.8%           11.5%
     Tier 1 capital to average assets             4%             5%            9.2%           9.3%            9.6%

Results of Operations

Net Interest Income
Net interest margin remained relatively unchanged for the second quarter compared to the first quarter of 2000, but has declined from the same period in 1999. The same holds true for the spread. This tightening, when compared to 1999, is primarily a result of the Company's interest liability-sensitive position, reflecting a risk to earnings when interest rates rise. In fact, interest rates have risen during recent periods, resulting in the expected decline in margin. However, the Company's margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average Consolidated Balance Sheet, interest earned or paid, and the annualized effective rate or yield, for the six month periods ended June 30, 2000 and 1999.

Yield Analysis of Consolidated Average Assets and Liabilities
Dollars in thousands                              6/30/2000                                 6/30/1999
                                                  ---------                                 ---------
                                    Average       Interest                    Average       Interest
                                  Outstanding      Earned/     Yield/       Outstanding      Earned/     Yield/
                                    Balance         Paid        Rate          Balance         Paid        Rate
                                    -------         ----        ----          -------         ----        ----
Interest earning assets:
Loans (1)                        $   198,919     $   9,244      9.29%     $   159,206      $   7,360      9.25%
Securities available for sale (2)     21,953           600      5.47%          33,505            917      5.47%
Federal funds sold                     1,121            30      5.35%           2,924             73      4.99%
Federal Home Loan Bank stock           2,504           100      7.99%           2,504             99      7.91%
Interest-bearing balances with
  other financial institutions            83             2      4.82%           1,014             23      4.54%
                                 -----------     ---------                -----------      ---------
     Total int. earning assets       224,580         9,976      8.88%         199,153          8,472      8.50%
Noninterest-earning assets:
Cash and due from financial
   institutions                        7,971                                    7,568
Premises and equipment, net            6,406                                    6,563
Other assets                           4,050                                    3,731
                                 -----------                               ----------
     Total Assets                $   243,007                               $  217,015
                                 ===========                               ==========


Interest bearing liabilities:
Interest bearing demand
  deposits                       $    52,696     $     883      3.35%      $   47,743      $     618      2.59%
Savings deposits                      23,817           179      1.50%          24,476            195      1.59%
Time deposits                         91,705         2,527      5.51%          77,450          1,914      4.94%
Repurchase agreements and
   other borrowings                    2,945            79      5.37%           3,811             69      3.62%
FHLB advances                         13,169           406      6.17%           6,250            186      5.95%
                                 -----------     ---------                 ----------      ---------
     Total int. bearing
       liabilities                   184,332         4,074      4.42%         159,730          2,982      3.74%
Noninterest-bearing liabilities:
Demand deposits                       34,576                                   33,028
Other liabilities                        693                                    1,230
                                 -----------                               ----------
     Total liabilities               219,601                                  193,988
Shareholders' equity                  23,406                                   23,027
                                 -----------                               ----------
Total liabilities and
  shareholders' equity           $   243,007                               $  217,015
                                 ===========                               ==========
Net interest income (2)                          $   5,902                                 $   5,490
                                                 =========                                 =========
Net spread (2)                                                  4.46%                                     4.76%
                                                                =====                                     =====
Net yield on interest
 earning assets (2)                                             5.26%                                     5.51%
                                                                =====                                     =====
Ratio of interest earning assets to
  interest bearing liabilities          1.22                                     1.25
                                 ===========                               ==========

(1) Non-accrual loans and overdrafts are included in the average balances of loans.
(2) Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the first half of 2000, noninterest income from banking products and services declined 22.5% as compared to the same period in 1999. Rising interest rates slowed the originations of residential mortgage loans and, accordingly, the Company's volume of loan sales. A decrease in net gains on loan sales of $390 thousand, or 65.8%, contributed significantly to the overall noninterest income decline. This decrease was partially offset by an increase of 20.6% in services charges and fees due to deposit growth. Noninterest income for the three months ended June 30, 2000 also decreased over the same period in 1999 for the same reasons noted above. Noninterest income for the second three months of 2000 was slightly higher when compared to the first quarter. This can be explained mostly by increased loan sale activity for the second quarter relative to the first quarter of 2000.

Noninterest Expenses
Noninterest expense continued to increase over prior periods, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first six months of 2000 was 0.7% above the same period for 1999. Salaries and employee benefits decreased 4.5% as compared to the six months ended June 30, 1999. This was mainly attributable to a decreased level of employee incentive compensation during the first and second quarters of 2000 as compared to the first and second quarters of 1999. When compared to the six months ended June 30, 1999, the category of other noninterest expense increased 15.8% for 2000. This increase is due to increased costs during the first half of 2000 for ATM service charges, insurance, donations, mobile banking security expenses and expenses relative to the Business Manager program. Management expects these costs to continue rising as the Bank experiences continued growth.

Federal Income Tax
There has been no significant change in the income tax position of the Company during the second quarter of 2000.

Forward-Looking Statements
Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 1999, which information can be found in the Company's Registration Statement on Form 10, as amended.

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

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 2000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 20, 2000. At that meeting, the following matters were submitted to a vote of the shareholders

                                                          VOTE
1.  Election of Two Directors for Terms                AGAINST OR
    Expiring in 2003                          FOR       WITHHELD      ABSTENTION
                                              ---      ----------     ----------

         Patrick K. Gill                    617,765       1,559             -0-
         David J. Stutzman                  610,515       8,080             -0-

2.  Appointment of Crowe, Chizek and
    Company LLP as auditors for the
    fiscal year ending December 31, 2000    613,438       3,105           2,781


  There were 854,913 voting shares outstanding on April 20, 2000.

ITEM     5 - OTHER INFORMATION None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

         27.      Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lenawee Bancorp, Inc.
August 14, 2000


         /S/ Patrick K. Gill                       /s/ Loren J. Happel
         Patrick K. Gill                           Loren J. Happel
         President                                 Chief Financial Officer


EXHIBIT INDEX

    EXHIBIT NO.                      DESCRIPTION

        27                     Financial Data Schedule