Form 10-Q
period 2000-09-30
LENAWEE BANCORP INC
filed 2000-11-14
CIK 1112477

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

         [X]    Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

              Yes __X__                      No _____

As  of  October  27,  2000,  there  were  851,551   outstanding  shares  of  the
registrant's common stock, no par value.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
Lenawee Bancorp, Inc.
Adrian, Michigan


We have reviewed the condensed consolidated balance sheet of Lenawee Bancorp, Inc. as of September 30, 2000, the related condensed consolidated statements of income and comprehensive income for the quarter and year to date periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the year to date periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




                                            Crowe, Chizek and Company LLP

South Bend, Indiana
October 27, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS                                             September 30,
In thousands of dollars                                                                   2000        December 31,
                                                                                       (unaudited)        1999
                                                                                       -----------        ----
ASSETS
Cash and due from banks                                                               $     12,705     $      7,310
Federal funds sold                                                                           4,332            2,200
                                                                                      ------------     ------------
     Total cash and cash equivalents                                                        17,037            9,510

Securities available for sale                                                               20,405           23,024
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            360              360
Loans receivable, net of allowance for loan losses                                         205,027          192,721
Loans held for sale                                                                            905              759
Premises and equipment, net                                                                  6,255            6,521
Accrued interest receivable                                                                  2,196            1,576
Mortgage servicing asset                                                                     1,495            1,335
Other assets                                                                                 2,583            1,594
                                                                                      ------------     ------------
     Total assets                                                                     $    258,767     $    239,904
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                              $     37,846     $     36,687
     Interest bearing                                                                      182,531          162,519
                                                                                      ------------     ------------
         Total deposits                                                                    220,377          199,206

Borrowed funds                                                                              11,188           16,177
Accrued interest payable                                                                       876              644
Other liabilities                                                                            1,772            1,102
                                                                                      ------------     ------------
     Total liabilities                                                                     234,213          217,129

Common stock subject to repurchase obligation in ESOP                                        4,175            4,326

Shareholders' Equity
     Common stock and paid-in capital, no par value                                         10,547           10,430
     Retained earnings                                                                      10,050            8,353
     Accumulated other comprehensive income (loss),
       net of tax                                                                             (218)            (334)
                                                                                      ------------     ------------
         Total shareholders' equity                                                         20,379           18,449
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    258,767     $    239,904
                                                                                      ============     ============

          See accompanying notes to consolidated financial statements.

(c)  CONDENSED CONSOLIDATED
     STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME (unaudited)                            Three Months Ended                Nine Months Ended
In thousands of dollars, except per share data                      September 30,                    September 30,
                                                            ----------------------------         ---------------------
                                                                2000           1999              2000            1999
                                                                ----           ----              ----            ----
Interest and dividend income
     Loans receivable, including fees                       $      4,952    $      4,213     $     14,196    $     11,573
     Taxable securities                                              297             328              847           1,193
     Nontaxable securities                                            42              39              192             190
     Federal funds sold                                               86              27              116             100
     Other                                                             1               1                3              24
                                                            ------------    ------------     ------------    ------------
         Total interest and dividend income                        5,378           4,608           15,354          13,080

Interest expense
     Deposits                                                      2,100           1,402            5,689           4,129
     Federal Home Loan Bank advances                                 170             129              576             315
     Other                                                            68              42              147             111
                                                            ------------    ------------     ------------    ------------
         Total interest expense                                    2,338           1,573            6,412           4,555
                                                            ------------    ------------     ------------    ------------

Net interest income                                                3,040           3,035            8,942           8,525
     Provision for loan losses                                         -             125               30             155
                                                            ------------    ------------     ------------    ------------
Net interest income after provision
  for loan losses                                                  3,040           2,910            8,912           8,370

Noninterest income
     Service charges and fees                                        338             286              899             751
     Net gains on loan sales                                         232             222              435             815
     Loan servicing fees, net of amortization                        (24)             21               75              73
     Other                                                             6              15               29              48
                                                            ------------    ------------     ------------    ------------
                                                                     552             544            1,438           1,687
Noninterest expense
     Salaries and employee benefits                                1,421           1,351            4,040           4,092
     Occupancy and equipment                                         389             412            1,235           1,245
     Other                                                           591             423            1,625           1,316
                                                            ------------    ------------     ------------    ------------
                                                                   2,401           2,186            6,900           6,653
                                                            ------------    ------------     ------------    ------------
Income before income tax                                           1,191           1,268            3,450           3,404
     Income tax expense                                              387             424            1,120           1,111
                                                            ------------    ------------     ------------    ------------

Net income                                                  $        804    $        844     $      2,330    $      2,293
                                                            ============    ============     ============    ============

Comprehensive income                                        $        925    $        807     $      2,446    $      1,829
                                                            ============    ============     ============    ============
Basic earnings per share                                    $        .94    $        .99     $       2.73    $       2.69
                                                            ============    ============     ============    ============
Diluted earnings per share                                  $        .93    $        .99     $       2.69    $       2.68
                                                            ============    ============     ============    ============
Dividends per share                                         $        .20    $        .17     $        .74    $        .56
                                                            ============    ============     ============    ============

          See accompanying notes to consolidated financial statements.

(d)  CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (unaudited)                                                                 Nine Months Ended
In thousands of dollars                                                                       September 30,
                                                                                         ---------------------
                                                                                           2000           1999
                                                                                           ----           ----
Cash flows from operating activities
         Net income                                                                   $      2,330     $      2,293
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          523              533
         Provision for loan losses                                                              30              155
         Loss on sale of securities available for sale                                           -                5
         Net amortization and accretion on securities
           available for sale                                                                   50               51
         Amortization of mortgage servicing rights                                             231              195
         Loans originated for sale                                                         (32,513)         (36,325)
         Proceeds from sale of mortgage loans                                               32,411           39,032
         Net gains on sales of mortgage loans                                                 (435)            (815)
     Net change in:
         Deferred loan origination fees                                                        (32)             (16)
         Accrued interest receivable                                                          (620)            (402)
         Other assets                                                                       (1,175)             179
         Accrued interest payable                                                              232               (5)
         Other liabilities                                                                     670              257
                                                                                      ------------     ------------
              Net cash from operating activities                                             1,702            5,137
                                                                                      ------------     ------------

Cash flows from investing activities Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                                     2,745            8,956
         Sales of securities available for sale                                                  -            7,675
     Purchases of:
         Securities available for sale                                                           -          (29,142)
         Premises and equipment, net                                                          (257)            (465)
     Net increase in loans                                                                 (12,178)         (29,142)
                                                                                      ------------     ------------
              Net cash from investing activities                                            (9,690)         (23,421)
                                                                                      ------------     ------------
Cash flows from financing activities
     Net change in deposits                                                                 21,171            2,508
     Net change in borrowed funds                                                           (4,989)           6,967
     Change in shareholders' equity                                                           (667)            (414)
                                                                                      ------------     ------------
              Net cash from financing activities                                            15,515            9,061
                                                                                      ------------     ------------
Net change in cash and cash equivalents                                                      7,527           (9,223)

Cash and cash equivalents at beginning of period                                             9,510           18,702
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $     17,037     $      9,479
                                                                                      ============     ============
     Cash paid for:
         Interest                                                                     $      6,180     $      4,560
         Income taxes                                                                          737            1,050

     Transfer from:
         Loans to foreclosed real estate                                                       126              126

          See accompanying notes to consolidated financial statements.

(e)   NOTES TO FINANCIAL STATEMENT (unaudited)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Lenawee Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10 for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the Company is required to adopt effective January 1, 2001. SFAS 133 will require the company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

NOTE 2 - LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was approximately $207,426,000 and $172,359,000 at the end of September 2000 and 1999. Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2000 and 1999 follows:

      Unamortized cost of mortgage servicing rights                                2000             1999
      ---------------------------------------------                                ----             ----
      Balance at January 1                                                      $      1,335     $     1,098
      Amount capitalized year to date                                                    391             403
      Amount amortized year to date                                                     (231)           (195)
                                                                                ------------     -----------
      Balance at period end                                                     $      1,495     $     1,306
                                                                                ============     ===========

The valuation allowance relative to mortgage servicing rights was $214,000 and $230,000 at period end 2000 and 1999, respectively.

NOTE 3 - EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and nine months ended September 30, 2000 and 1999 is presented below in thousands, except for per share information:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------      -----------------------
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
Basic earnings per share
Net income available to common shareholders          $        804     $        844    $      2,330     $      2,293
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    855              852             854              853
                                                     ============     ============    ============     ============
Basic earnings per share                             $        .94     $        .99    $       2.73     $       2.69
                                                     ============     ============    ============     ============

Diluted earnings per share
Net income available to common shareholders          $        804     $        844    $      2,330     $      2,293
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    855              852             854              853
Add:  Dilutive effects of exercise of stock options            10                5              11                4
                                                     ------------     ------------    ------------     ------------
Weighted average common and dilutive
  potential shares outstanding                                865              857             865              857
                                                     ============     ============    ============     ============
Diluted earnings per share                           $        .93     $        .99    $       2.69     $       2.68
                                                     ============     ============    ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of Lenawee Bancorp, Inc. and its subsidiary, Bank of Lenawee ("Bank"), as of September 30, 2000 for the three and nine month periods ending September 30, 2000 and 1999.

FINANCIAL CONDITION

Securities
Investment securities decreased to $20.4 million at September 30, 2000 from $23.0 million at December 31, 1999. With no purchases of securities during 2000, this decline was solely the result of principal repayments on mortgage backed securities and maturities within the portfolio. No securities were sold during the nine months ended September 30, 2000. The mix of the securities portfolio has remained relatively unchanged from December 31, 1999.

Loans
Net loans receivable increased 6% from $192.7 at December 31, 1999 to $205.0 million at September 30, 2000. This growth was primarily in commercial loans with consumer and mortgage loans remaining relatively unchanged.

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

The chart below shows the makeup of the Company's nonperforming assets by type, in thousands of dollars, as of September 30, 2000 and 1999, and December 31, 1999.

                                                                        9/30/2000      12/31/1999       9/30/1999
                                                                        ---------      ----------       ---------
     Nonaccrual loans                                                  $       230    $      1,571     $         71
     90 days or more past due & still accruing                                 368             275              146
     Other nonperforming loans                                                 125           1,500                -
                                                                       -----------    ------------     ------------
         Total nonperforming loans                                             723           3,346              217
     Other real estate                                                         393             255              377
                                                                       -----------    ------------     ------------
         Total nonperforming assets                                    $     1,116    $      3,601     $        594
                                                                       ===========    ============     ============

     Nonperforming loans as a percent of gross loans                         0.35%           1.70%            0.12%
     Nonperforming assets as a percent of gross loans                         .54%           1.82%            0.32%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                      31.79%          72.02%            9.63%

Subsequent to December 31, 1999, the Company became aware of circumstances which occurred in 1999, involving loans to a single borrower in which the Bank had purchased a participating interest from another financial institution. As a result of these circumstances, management concluded that a loss was probable and, accordingly, recorded an additional provision for loan losses of $2.3 million for 1999 on loans outstanding of approximately $3 million. This loan relationship is reflected in the above table in the categories of nonaccrual loans and other nonperforming loans at December 31, 1999. In addition, these loans were considered to be impaired at December 31, 1999. During September 2000, a charge-off of $2.3 million was recorded for this loan relationship reducing the outstanding balance to $287,000 at September 30, 2000.

The provision for loan losses for the first nine months of 2000 was $30,000 compared to $155,000 for the same period in 1999. The provision provides for currently anticipated losses in the loan portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2000 and 1999 follows:

                                                                                     2000             1999
                                                                                     ----             ----
     Balance at beginning of period                                               $      4,646    $      2,182
     Loans charged off                                                                  (2,451)           (112)
     Recoveries credited to allowance                                                       56              29
     Provision charged to operations                                                        30             155
                                                                                  ------------    ------------
     Balance at end of period                                                     $      2,281    $      2,254
                                                                                  ============    ============

Deposits
Total deposits at September 20, 2000 were $220.4 million at September 30, 2000, an increase of 11% from December 31, 1999. The majority of this growth was in certificates of deposit. Management anticipates deposit growth to continue at a moderate rate due to continued expansion in new and existing markets.

Liquidity
The Bank maintained an average funds borrowed position for the nine months of 2000, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Borrowings decreased from December 31, 1999 as deposit growth exceeded loan growth, and management anticipates that deposit and loan growth will cause continued variation in the short-term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and management has no concerns for the liquidity position of the Company.

Capital Resources
The capital ratios of the Bank exceed the regulatory guidelines for well capitalized institutions. The following table shows the Bank's capital ratios and ratio calculations at September 30, 2000 and 1999 and December 31, 1999.

                                                  Regulatory Guidelines                 Bank of Lenawee
                                                  ---------------------                 ---------------
                                               Adequate        Well         9/30/2000     12/31/1999      9/30/1999
                                               --------        ----         ---------     -----------     ---------
     Total risk adjusted capital ratio            8%            10%           11.7%          12.1%           12.5%
     Tier 1 risk adjusted capital ratio           4%             6%           10.7%          10.8%           11.4%
     Tier 1 capital to average assets             4%             5%            9.1%           9.3%           10.1%

Results of Operations

Net Interest Income
Net interest margin and spread both decreased for the nine months ended September 30, 2000 compared to the same period in 1999. This reduction, when compared to 1999, is primarily a result of the increasing interest rate environment. The Company's funding costs have risen at a faster pace than the yield on earning assets. However, the Company's margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average Consolidated Balance Sheet, interest earned or paid, and the annualized effective rate or yield, for the nine month periods ended September 30, 2000 and 1999.

Yield Analysis of Consolidated Average Assets and Liabilities
Dollars in thousands                                 9/30/2000                                 9/30/1999
                                                     ---------                                 ---------
                                       Average        Interest                   Average       Interest
                                     Outstanding       Earned/      Yield/      Outstanding     Earned/      Yield/
                                       Balance          Paid         Rate         Balance        Paid         Rate
                                       -------          ----         ----         -------        ----         ----
Interest earning assets:
Loans (1)                           $   201,953     $    14,196      9.37%    $   165,696    $    11,573      9.31%
Securities available for sale (2)        24,083           1,039      5.75%         32,499          1,383      5.67%
Federal funds sold and other              2,523             119      6.29%          2,702            124      6.12%
                                    -----------     -----------               -----------    -----------
     Total int. earning assets          228,559          15,354      8.96%        200,897         13,080      8.68%
Noninterest-earning assets:
Cash and due from financial
   institutions                           8,513                                     8,259
Premises and equipment, net               6,369                                     6,587
Other assets                              4,271                                     3,650
                                    -----------                               -----------
     Total Assets                   $   247,712                               $   219,393
                                    ===========                               ===========

Interest bearing liabilities:
Interest bearing demand
  deposits                          $    53,280     $     1,382      3.46%    $    47,804    $       953      2.66%
Savings deposits                         23,867             269      1.50%         24,502            289      1.57%
Time deposits                            94,795           4,038      5.68%         77,655          2,887      4.96%
Repurchase agreements and
   other borrowings                       3,916             147      5.01%          3,967            111      3.73%
FHLB advances                            12,245             576      6.27%          7,191            315      5.84%
                                    -----------     -----------               -----------    -----------
     Total int. bearing liabilities     188,103           6,412      4.55%        161,119          4,555      3.77%
Noninterest-bearing liabilities:
Demand deposits                          35,097                                    33,845
Other liabilities                           711                                     1,398
                                    -----------                               -----------
     Total liabilities                  223,911                                   196,362
Shareholders' equity                     23,801                                    23,031
                                    -----------                               -----------
Total liabilities and
  shareholders' equity              $   247,712                               $   219,393
                                    ===========                               ===========
Net interest income (2)                             $     8,942                              $     8,525
                                                    ===========                              ===========
Net spread (2)                                                       4.41%                                    4.91%
                                                                    =====                                    =====
Net yield on interest
 earning assets (2)                                                  5.22%                                    5.66%
                                                                    =====                                    =====
Ratio of interest earning assets
  to interest bearing liabilities          1.22                                      1.25
                                    ===========                               ===========

(1) Non-accrual loans and overdrafts are included in the average balances of loans.
(2) Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the first nine months of 2000, noninterest income from banking products and services has declined 15% as compared to the same period in 1999. Rising interest rates have slowed the originations of residential mortgage loans and, accordingly, the Company's volume of loan sales. A decrease in net gains on loan sales of $380,000, or 47%, contributed significantly to the overall noninterest income decline. This decrease was partially offset by an increase of 20% in services charges and fees due to deposit growth. However, noninterest income for the three months ended September 30, 2000 has increased over the same period in 1999 primarily due to increases in service charges and fees.

Noninterest Expenses
Noninterest expense has continued to increase over prior year periods, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first nine months of 2000 increased 4% from the same period in 1999. Salaries and employee benefits decreased 1% as compared to the nine months ended September 30, 1999. This was mainly attributable to a decreased level of employee incentive compensation. When compared to the nine months ended September 30, 1999, the category of other noninterest expense increased 23% in 2000. This increase is due to increased costs related to ATM service charges, insurance, donations, and mobile banking security. Management expects these costs to continue rising as the Bank experiences continued growth.

Federal Income Tax
There has been no significant change in the income tax position of the Company during the third quarter of 2000.

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 1999, which information can be located in the Company's Form 10 Registration Statement.

                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No litigation is pending against either the Company or the Bank of Lenawee which is expected to result in any material adverse effect on the operations or earnings of either of them. Neither the Bank nor the Company is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Bank.

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 2000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

         27.      Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lenawee Bancorp, Inc.
November 13, 2000


       /S/ Patrick K. Gill                              /S/ Loren Happel
       Patrick K. Gill                                  Loren Happel
       President                                        Chief Financial Officer


EXHIBIT INDEX

     EXHIBIT NO.                        DESCRIPTION
     ----------                         -----------
        27                         Financial Data Schedule