Form 10-K
period 2000-12-31
LENAWEE BANCORP INC
filed 2001-03-22
CIK 1112477

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-22461

                              LENAWEE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Michigan                                  38-3088340
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   Incorporation or organization)
                                                         49221
       135 East Maumee Street                          (Zip Code)
           Adrian, Michigan
(Address of principal executive offices)


                                  517-265-5144
                               517-265-3926 (FAX)
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_


Documents Incorporated by Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2001 are incorporated by reference into Parts II and III of this report.

Item 1.  Business.

     Lenawee Bancorp, Inc. (the Company), a bank holding company, was incorporated in Michigan in 1993. On April 15, 1993, the Company acquired all of the stock of the Bank of Lenawee (the Bank), a Michigan banking corporation chartered in 1869.

     The business of the Company is concentrated primarily in a single industry segment - commercial banking. The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

     The principal markets for financial services are the mid-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through nine locations in or near these communities. The Bank of Lenawee owns Lenawee Financial Services, a wholly owned subsidiary to provide local consumers brokerage and insurance products. At the beginning of 2001, the Bank of Lenawee mortgage department was reestablished as an independent company, Pavilion Mortgage Company, to provide a broader array of product for expanding market needs. On January 8, 2001 the Company chartered a new community bank, the Bank of Washtenaw, and assigned the customer relationships from its Saline, Michigan office to the new bank. The Bank does not have any material foreign assets or income.

     The principal source of revenue for the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 84% of total revenue in 2000, 79% in 1999, and 75% in 1998. Interest on investment securities accounted for 6% of total revenue in 2000, 9% in 1999, and 10% in 1998.

     The Bank has nine offices in addition to a mobile bank. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are United Bank & Trust, Key Bank, Mid-Am Bank, Standard Federal Bank, and TLC Community Credit Union. Each of these financial institutions, which have headquarters in larger metropolitan areas, with the exception of United Bank & Trust and TLC Community Credit Union, have significantly greater assets and financial resources than the Company. Based on deposit information as of December 31, 2000, the Bank holds an estimated 18% of the deposits in Lenawee County. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.


                           SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

     Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Recent Legislation

     The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act modifies many of the principal federal laws which regulate financial institutions and sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

     Effective March 11, 2000, new opportunities became available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the Act, were not permitted. First, a bank holding company meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depositary financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depositary financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulation of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

     Second, the GLB Act also provides that a national bank (and a state bank, so long as otherwise allowable under its state's law), which satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary ("FS"). The GLB Act authorizes FSs to engage in many (but not all) of the activities that FHCs are authorized to engage in. In order to be eligible to own a FS, a bank must satisfy the three requirements noted above, plus several additional requirements.

     The GLB Act also imposes several rules that are designed to protect the privacy of the customers of financial institutions. For example, the GLB Act requires financial institutions to annually adopt and disseminate a privacy policy and prohibits financial institutions from disclosing certain customer information to "non-affiliated third parties" for certain uses. All financial institutions, regardless of whether they elect to utilize FHCs or FSs, are subject to the GLB Act's privacy provisions. The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information. In addition to its privacy provisions, the GLB Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize FHCs or FSs.

     The Company believes that the GLB Act could significantly increase competition in its business and is evaluating the desirability of electing to become a FHC. The Company believes that it is qualified to elect FHC status but has not yet decided to do so.

The Company

     General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

     In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems the Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

     Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

     The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

     In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the bank company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

     Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues are received by it in the form of dividends paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank's ability to pay dividends. See "SUPERVISION AND REGULATION - The Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

The Bank

     General. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF-insured Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the

FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 2000, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. For 2000, the Bank paid $40,303 in BIF insurance assessments, representing a premium of .01%.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Prior to January 1, 2000, the FICO assessments made against BIF members could not exceed 20% of the amount of FICO assessments made against SAIF members. Last year, SAIF members paid FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members paid FICO assessments at a rate equal to approximately 0.012% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                            Total                Tier 1
                                            Risk-Based           Risk-Based
                                            Capital Ratio        Capital Ratio         Leverage Ratio
                                            -------------        -------------         --------------
Well capitalized                            10% or above         6% or above           5% or above
Adequately capitalized                       8% or above         4% or above           4% or above
Undercapitalized                            Less than 8%         Less than 4%          Less than 4%
Significantly undercapitalized              Less than 6%         Less than 3%          Less than 3%
Critically undercapitalized                           --                   --          A ratio of tangible
                                                                                       equity to total assets
                                                                                       of 2% or less

     As of December 31, 2000, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. The Bank's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

     Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

     Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a
Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

Item 2.  Properties.

     The Bank of Lenawee's main office is located in Adrian. During 2000 it served other communities with branch offices in Hudson, Morenci, Saline, Tecumseh and Waldron. In January 2001, the Company established the Saline office as a separate de novo bank, "Bank of Washtenaw," and that new bank also opened a branch office in Ann Arbor. The Banks' offices are located throughout Lenawee County, in the southeastern portion of Hillsdale County, and the southern portion of Washtenaw County. The area in which the Banks' offices are located, which is basically southeastern Michigan, has historically been rural in character but now has a growing urban population as residents choose the area to live in while commuting to Ann Arbor, Detroit, and Toledo. The populations of the cities in which the Banks' offices are located are approximately as follows:
Adrian--22,000;  Hudson--2,500; Morenci--2,300;  Saline--7,600; Tecumseh--8,700;
Waldron--600; and Ann Arbor--110,000. The main office of Bank of Lenawee is a three story 40,768 square foot building constructed in 1906. The other offices of the Banks range in size from 1,200 square feet to 4,000 square feet. The majority of the offices of Bank of Lenawee are owned and those of Bank of Washtenaw are leased.

Item 3.  Legal Proceedings.

     During 1999 an extraordinary large anticipated loan loss was recognized stemming from the Bank of Lenawee's purchase of $3.0 million participation out of a $5.3 million credit package originated by another bank ("Lead Bank"). The Lead Bank retained responsibility for overall credit administration and monitoring and maintained exclusive contact with the borrower after the loan was made. The borrower, a manufacturer located in Big Rapids, Michigan ("Borrower"), unbeknownst to the Bank of Lenawee, began to experience financial difficulties almost immediately and may have provided misleading information to both the Bank of Lenawee and the Lead Bank. The credit is now deemed to be impaired as a consequence of the inability of the Borrower to continue as a going concern, and insufficiency of collateral to cover the current amount outstanding and the inability of the individual guarantors to honor their personal guarantee obligations. Over the course of 2000, Bank of Lenawee charged $2.3 million against its allowance for loan losses with respect to this credit. Bank of Lenawee has also instituted legal action against the Lead Bank claiming negligence in its administration of the credit and seeking recovery of the loss incurred as a result of participation in the credit. That litigation may continue for some time, and as in all similar situations, the outcome is uncertain.

     Neither the Company nor the Bank is involved in any other legal proceedings excepting routine litigation incidental to the ordinary conduct of the business of the Bank, none of which would result in a material impact on the Company or the Bank, individually or in the aggregate, in the event of an adverse outcome.

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

Additional Item:  Executive Officers of Registrant

     The following information concerning executive officers of the Company has been omitted from the Registrant's proxy statement pursuant to Instruction 3 to Regulation SK, Item 401(b).

     Officers of the Company are appointed annually by the Board of Directors of the Company and serve at the pleasure of the Board of Directors. Information concerning these executive officers is given below:

     Patrick K. Gill (age 49) is the President and Chief Executive officer of the Company and Bank of Lenawee. He began his career at the Bank of Lenawee in 1992 as Executive Vice President. In July of 1994 Mr. Gill was promoted to President and Chief Operating Officer of Bank of Lenawee and the Company and in January of 1997 he was promoted to President and Chief Executive Officer of Bank of Lenawee and the Company.

     Pamela S. Fisher (age 51) is the Corporate Secretary of the Company and Senior Vice President of Administrative Services. Ms. Fisher joined the Bank of Lenawee in 1979 and has served the bank in various capacities. She was elected as Senior Vice President of Bank of Lenawee in 2000 and was elected Secretary of the Company in 1995.

     Loren V. Happel (age 45) is the Company's Treasurer, First Vice President and Chief Financial Officer. Mr. Happel joined the Company and Bank of Lenawee in December of 1994. At that time he was appointed Treasurer of the Company and First Vice President and Chief Financial Officer of Bank of Lenawee.

     Douglas L. Kapnick (age 57) was elected Chairman of the Board of the Company in September of 2000 and has been a director of Bank of Lenawee since 1982 and has been a director of the holding company since it was formed in 1993. Mr. Kapnick is President of Kapnick & Company a full service insurance broker with offices in Adrian and Southfield employing a total of approximately 85 persons.


                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

     The information under the caption "COMMON STOCK INFORMATION" at page 43 of the Company's 2000 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 6.  Selected Financial Data.

     The information under the caption "SELECTED FINANCIAL DATA" at page 2 of the Company's 2000 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the captions "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at pages 3 through 16 of the Company's 2000 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

     The information under the captions "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at pages 12 through 15 of the Company's 2000 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements, notes and report of independent auditors included in the Company's 2000 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to the Company's Executive Officers is included in this report in Part I. The information with respect to Directors of the Company, set forth under the caption "Information About Directors and Nominees" on pages 7 through 9 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 2001, relating to the April 18, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information set forth under the caption "Compensation of Executive Officers" on page 11 through 13 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 2001, relating to the April 18, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption "VOTING SECURITIES AND BENEFICIAL OWNERSHIP OF MANAGEMENT AND OTHERS" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 2001, relating to the April 18, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 12 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 2001, relating to the April 18, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)  1.   Financial Statements
          The following consolidated financial statements of the Company and Report of Crowe Chizek and Company LLP, Independent Auditors, are incorporated by reference under Item 8 "Financial Statements and Supplementary Data" of this document:
               Consolidated Balance Sheets
               Consolidated Statements of Income
               Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements
               Report of Crowe Chizek and Company LLP, Independent Accountants

     2.   Financial Statement Schedules
          Not applicable

     3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2000.

                               LENAWEE BANCORP, INC.


                               //s// Patrick K. Gill
                               Patrick K. Gill
                               President and Chief Executive officer
                               (Principal Executive Officer)


                               //s// Loren V. Happel
                               Loren V. Happel
                               First Vice President and Chief Financial Officer) (Chief Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Patrick K. Gill and Loren V. Happel, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

    Signature                                                     Date


//s// Allan F. Brittain                                            March 9, 2001
Allan F. Brittain

//s// Fred R. Duncan                                               March 9, 2001
Fred R. Duncan

//s// Edward J. Engle, Jr.                                         March 9, 2001
Edward J. Engle, Jr.

//s// William R. Gentner                                           March 9, 2001
William R. Gentner

//s// Patrick K. Gill                                              March 9, 2001
Patrick K. Gill

//s// Douglas L. Kapnick                                           March 9, 2001
Douglas L. Kapnick

//s// J. Paul Rupert                                               March 9, 2001
J. Paul Rupert

//s// Emory M. Schmidt                                             March 9, 2001
Emory M. Schmidt

//s// J. David Stutzman                                            March 9, 2001
J. David Stutzman

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

13        Rule 14a-3 Annual Report to Security Holders

21        Subsidiaries of Registrant


     The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number

3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10, as amended.

4         Form of Registrant's Stock Certificate is incorporated by reference to
          Exhibit 4 of the Registrant's Registration Statement on Form 10, as amended.

10 2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.1 1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement filed on Form 10, as amended.

10.2 Employment Agreement dated February 22, 1999, and amended February 22, 2000, between Bank of Lenawee and Patrick K. Gill, incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form 10, as amended.

10.3 Supplemental Executive Retirement Agreement dated December 19, 1997, between Bank of Lenawee and Allan W. Brittain, incorporated by reference to the Registrant's Registration Statement on Form 10, as amended.

10.4 Consulting Agreement dated January 1, 1998, between Bank of Lenawee and Allan W. Brittain, incorporated by reference to Registrant's Registration Statement on Form 10, as amended.

            Exhibit 13 - Rule 14a-3 Annual Report to Security Holders





                              Lenawee Bancorp, Inc.

                                      2000
                                  Annual Report







This 2000 Annual Report contains audited financial statements and a detailed financial review. This is Lenawee Bancorp's 2000 annual report to shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the "SEC") except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 2000 Summary Annual Report to Shareholders accompanies this proxy statement. That report presents information concerning the business and financial results of Lenawee Bancorp in a format and level of detail that we believe shareholders will find useful and informative. Shareholder who would like to receive even more detailed information than that contained in this 2000 Annual Report are invited to request our Annual Report on Form 10-K.

Lenawee Bancorp, Inc.'s Form 10-K Annual Report to the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Lenawee Bancorp, Inc., Attention:
Pamela S. Fisher, 135 East Maumee Street, Adrian, Michigan 49221.

                              LENAWEE BANCORP, INC.

                               2000 Annual Report



                                    CONTENTS



SELECTED FINANCIAL DATA....................................................    2

MANAGEMENT'S DISCUSSION AND ANALYSIS.......................................    3

REPORT OF INDEPENDENT AUDITORS.............................................   18


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS...........................................   19

     CONSOLIDATED STATEMENTS OF INCOME.....................................   20

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY............   21

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................   22

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................   23


COMMON STOCK INFORMATION...................................................   43

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                            2000        1999        1998        1997        1996
                                                            ----        ----        ----        ----        ----
For the Year:
Total interest income                                     $ 20,851    $ 17,923    $ 17,517    $  16,929   $  15,281
Total interest expense                                       8,710       6,312       7,205        7,586       6,934
Net interest income                                         12,141      11,611      10,312        9,343       8,347
Provision for loan losses                                       30       2,560         239          245         253
Noninterest income                                           2,064       2,237       2,850        1,769       1,459
Noninterest expense                                          9,414       8,994       8,913        7,632       6,803
Income before income taxes                                   4,761       2,294       4,010        3,235       2,750
Net income                                                   3,205       1,563       2,660        2,132       1,865

Per Share Data:
Basic earnings per share                                  $   3.75    $   1.83    $   3.13    $    2.51   $    2.19
Diluted earnings per share                                    3.71        1.83        3.12         2.51        2.19
Cash dividends declared per share                              .94         .75         .67          .60         .58
Shareholders' equity and net ESOP obligation per share       29.91       26.72       26.26        23.71       21.61
Shareholders' equity per share                               23.90       21.64       21.92        20.24       18.46

At Year-End:
Total assets                                              $259,747    $239,904    $220,414    $ 212,920   $ 201,971
Loans receivable                                           214,512     197,308     158,487      163,039     151,021
Allowance for loan losses                                    2,287       4,646       2,182        1,964       1,761
Deposits                                                   224,143     199,206     185,891      174,973     159,324
Borrowed funds                                               7,936      16,177      10,626       16,346      22,935
Shareholders' equity and net ESOP obligations               25,467      22,775      22,345       20,074      18,397
Shareholders' equity                                        20,353      18,449      18,648       17,137      15,721

Financial:
Net interest income to average earning assets                5.26%       5.66%       5.07%        4.72%       4.75%
Return on average shareholders' equity and
  net ESOP obligation                                        13.29        6.65       12.46        10.99       10.47
Return on average shareholders' equity                       16.59        8.02       14.76        12.84       12.27
Return on average assets                                      1.28         .70        1.21         1.00         .97
Tier 1 leverage ratio                                         9.90        9.90        9.90         9.30        9.30
Dividend payout ratio                                        25.07       40.98       21.41        23.86       26.48
Average shareholders' equity and net ESOP
  obligation to average total assets                          9.60       10.52        9.72         9.11        9.26
Average shareholders' equity to average total assets          7.72        8.72        8.21         7.79        7.90

All per share data has been adjusted to reflect stock splits and stock dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion provides information about the financial condition and results of operations of Lenawee Bancorp, Inc.. It should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

BUSINESS OF LENAWEE BANCORP, INC.

Lenawee Bancorp, Inc. (the Company), a bank holding company, was incorporated in Michigan in 1993. On April 15, 1993, the Company acquired all of the stock of the Bank of Lenawee (the Bank), a Michigan banking corporation chartered in 1869.

The business of the Company is concentrated primarily in a single industry segment - commercial banking. The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

The principal markets for financial services are the mid-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through nine locations in or near these communities. The Bank of Lenawee owns Lenawee Financial Services, a wholly owned subsidiary to provide local consumers brokerage and insurance products. At the beginning of 2001, the Bank of Lenawee mortgage department was reestablished as an independent company, Pavilion Mortgage Company, to provide a broader array of product for expanding market needs. On January 8, 2001 the company chartered a new community bank, the Bank of Washtenaw, and assigned the customer relationships from its Saline, Michigan office to the new bank. The Bank does not have any material foreign assets or income.

The principal source of revenue for the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 84% of total revenue in 2000, 79% in 1999, and 75% in 1998. Interest on investment securities accounted for 6% of total revenue in 2000, 9% in 1999, and 10% in 1998.

2000 HIGHLIGHTS

Net income for 2000 was $3,204,933, resulting in earnings per share of $3.75. This compares with net income for 1999 of $1,562,778, or $1.83 per share. Net income for 1999 was unfavorably impacted by a one-time pre-tax adjustment to earnings of $2,400,000 which was used to supplement the allowance for loan losses in anticipation of a loss associated with a loan participation. Without the one-time adjustment, 1999 net income would have been $3,080,777, or $3.61 per share. Net income and earnings per share for 2000 represent improvements of 4.03% and 3.88%, respectively, over the 1999 performance exclusive of this one-time matter. Return on average assets for 2000 was 1.28% and return on average shareholders' equity was 13.29%.

Total assets increased to $259.7 million in 2000 from $239.9 million in 1999. This represents a $19.8 million or 8.25% increase. Net loans increased $19.6 million while the majority of other asset categories decreased or remained substantially unchanged from the prior year.

Average Balance Sheet and Analysis of Net Interest Income
                                                                Years ended December 31,
                           ----------------2000-----------   -------------1999--------------   -------------1998--------------
                                         Average                Yield/     Average               Yield/   Average             Yield/
                                         Balance     Interest    Rate      Balance    Interest    Rate    Balance   Interest   Rate
                                         -------     --------    ----      -------    --------    ----    -------   --------   ----
                                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable                       $  203,698   $ 19,268   9.46%     $ 171,276  $ 16,025    9.36%  $ 163,916  $ 15,292   9.33%
  Securities available for sale (1)          21,264      1,168   5.49         28,456     1,555    5.46      28,894     1,594   5.52
  Federal funds sold                          2,708        167   6.17          2,319       118    5.09       5,205       277   5.32
  Federal Home Loan Bank Stock                2,504        200   7.99          2,504       200    7.99       2,504       200   7.99
  Interest-bearing balances with other          782         48   6.14            517        25    4.84       3,027       154   5.09
    financial institutions               ----------   --------             ---------    ------             -------   -------
      Total interest-earning assets         230,956     20,851   9.03        205,072    17,923    8.74     203,546    17,517   8.61
Noninterest-earning assets:
  Cash and due from financial
    institutions                              8,369                            7,807                         6,000
  Premises and equipment, net                 6,333                            6,556                         6,533
  Other assets                                5,466                            3,893                         3,403
                                         ----------                        ---------                     ---------
      Total assets                       $  251,124                        $ 223,328                     $ 219,482
                                         ==========                        =========                     =========

Interest-bearing liabilities:
  Interest-bearing demand deposits       $   53,156    $ 1,821   3.43%      $ 48,636    $1,337    2.75%   $ 45,655     $1,301  2.85%
  Savings deposits                           23,756        358   1.51         24,293       379    1.56      23,730        468  1.97
  Time deposits                              97,827      5,675   5.80         79,088     3,977    5.03      80,794      4,492  5.56
  Repurchase agreements and other
    borrowings                                3,955        191   4.83          3,942       155    3.93       3,335        143  4.29
  FHLB advances                              10,637        665   6.25          7,812       464    5.94      13,194        801  6.07
                                          ---------  ---------             ---------    ------           ---------  ---------
      Total interest-bearing                189,331      8,710   4.60        163,771     6,312    3.85     166,708      7,205  4.32
         liabilities
Noninterest-bearing liabilities:
  Demand deposits                            35,839                           34,634                        29,907
  Other liabilities                           1,846                            1,430                         1,527
                                          ---------                        ---------                      --------
      Total liabilities                     227,016                          199,835                       198,142
  Common stock subject to
      repurchase obligation in ESOP           4,720                            4,012                         3,317
  Shareholders' equity                       19,388                           19,481                        18,023
      Total liabilities and
         shareholders' equity             $ 251,124                        $ 223,328                     $ 219,482
                                          =========                        =========                     =========

Net interest income/interest rate
  spread                                              $ 12,141   4.43%                $ 11,611    4.89%              $ 10,312  4.29%
                                                      ========   =====                ========    =====              ========  =====

Net interest margin (2)                                          5.26%                            5.66%                        5.07%
                                                                 =====                            =====                        =====
Average interest-earning assets to
average interest-bearing liabilities                            121.9%                          125.22%                      122.10%
                                                                ======                          =======                      =======

(1) Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(2)  Net interest earnings divided by average interest-earning assets.

NET INTEREST INCOME

The largest component of the Bank's operating income is net interest income. Net interest income is the difference between interest and fees earned on earning assets and the interest paid on deposits and other borrowings. A number of factors influence net interest income. These factors include: changes in volume and mix of interest-earning assets and interest-bearing liabilities, government monetary and fiscal policies, national and local market interest rates and customer preference.

Net interest income was $12,141,000 in 2000, an increase of $530,000 or 4.56%. Net interest income increased $1,299,000 or 12.60% in 1999 compared to 1998. The Bank's 2000 increase in net interest income was primarily the result of an increase in earning assets.

Net interest margin is net interest income divided by average earning assets. Net interest margin declined to 5.26% in 2000 from 5.66% in 1999 and was 5.07% in 1998. During 1999, the Federal Reserve increased the discount rate by 75 basis points. In addition, the Federal Reserve increased the discount rate 100 basis points during the first six months of 2000. As a result, the Bank's prime lending rate increased from 8.5% at December 31, 1999 to 9.5% at December 31, 2000. The Bank manages pricing of the sources of interest income with its cost of funding such that changes in the national interest rates have a minimal impact on net income.

The cost associated with sustaining and attracting additional local deposit funding has also increased; however, the interest rates required for the maintenance of local deposits appear to be less sensitive to a general increase in market rates and more responsive to quality of service.

The following table analyzes the effect of volume and rate changes on interest income and expense for the periods indicated.

                                       ---------2000 Compared to 1999-------  --------1999 Compared to 1998---------
                                         Amount        Amount         Net       Amount       Amount         Net
                                         Due to        Due to      Increase     Due to       Due to      Increase
                                         Volume         Rate      (Decrease)    Volume        Rate      (Decrease)
                                         ------         ----      ----------    ------        ----      ----------
                                                                      (In thousands)
Interest income
   Loans receivable                     $   3,065    $     178    $   3,243     $    688     $     45     $     733
   Securities available for sale             (395)           8         (387)         (24)         (15)          (39)
   Federal funds sold                          22           27           49         (147)         (12)         (159)
   Interest-bearing balances with
     financial institutions                    15            8           23         (122)          (7)         (129)
                                        ---------    ---------    ---------     --------     --------     ---------
     Total interest income                  2,707          221        2,928          395           11           406

Interest expense
   Interest-bearing deposits
     Demand                                   133          351          484           83          (47)           36
     Savings                                   (8)         (13)         (21)          11         (100)          (89)
     Time                                   1,030          668        1,698          (93)        (422)         (515)
   Repurchase agreements and
     other borrowings                           1           35           36           25          (13)           12
   FHLB advances                              175           26          201         (320)         (17)         (337)
                                        ---------    ---------    ---------     --------     --------     ---------
     Total interest expense                 1,331        1,067        2,398         (294)        (599)         (893)
                                        ---------    ---------    ---------     --------     --------     ---------

Net interest income                     $   1,376    $    (846)   $     530     $    689     $    610     $   1,299
                                        =========    =========    =========     ========     ========     =========

The Bank experiences an immediate and short-term benefit from the increase in the prime lending rate. A large portion of the Bank's variable rate business and consumer loan portfolios are tied to the prime lending rate. The Bank manages pricing of the sources of interest income and its cost of funding such that changes in the national interest rates are expected to have minimal long term impact on net income.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount added to the allowance for loan losses to absorb losses that are currently anticipated. The loan loss provision is based on historical loss experience and such other factors, which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

The provision for loan losses was $30,000 in 2000, $2,560,000 in 1999, and $239,000 in 1998. The provision was higher during 1999 because of an extraordinary large anticipated loan loss stemming from the Bank of Lenawee's purchase of $3.0 million participation out of a $5.3 million credit package originated by another bank ("Lead Bank"). The Lead Bank retained responsibility for overall credit administration and monitoring and maintained exclusive contact with the borrower after the loan was made. The borrower, a manufacturer located in Big Rapids, Michigan ("Borrower"), unbeknownst to the Bank of Lenawee, began to experience financial difficulties almost immediately and may have provided misleading information to both the Bank of Lenawee and the Lead Bank. The credit is now deemed to be impaired as a consequence of the inability of the Borrower to continue as a going concern, and insufficiency of collateral to cover the current amount outstanding and the inability of the individual guarantors to honor their personal guarantee obligations. Over the course of 2000, Bank of Lenawee charged $2.3 million against its allowance for loan losses with respect to this credit. Bank of Lenawee has also instituted legal action against the Lead Bank claiming negligence in its administration of the credit and seeking recovery of the loss incurred as a result of participation in the credit. That litigation may continue for some time, and as in all similar situations, the outcome is uncertain.

The allowance for loan losses to total loan ratio was 1.08%, 2.41% and 1.40% for 2000, 1999 and 1998.

NONINTEREST INCOME

Noninterest income was $2,064,000 for the year ended December 31, 2000 a $173,000 or 7.73% decrease compared to the year ended December 31, 1999.

The largest contributing factor to the 2000 decrease in noninterest income was a $380,000 reduction in net gains on mortgage loan sales. The increase in interest rates during 2000 slowed the pace of the mortgage loan origination and refinancing business.

Noninterest income was $2,237,000 for the year ended December 31, 1999. This represented a $613,000 or 21.5% decrease over 1998.

The low interest rate environment experienced in 1998 contributed to a heavy volume of mortgage loan origination and refinancing. Net gain on mortgage loan sales decreased $962,000 or 48.24% compared to 1999.

NONINTEREST EXPENSE

Noninterest expense increased $420,000 or 4.67% compared to 1999. Through a combination of increased net interest income and cost control, the Bank's non interest expense to revenue efficiency ratio only changed slightly from 64.95% in 1999 to 66.26% in 2000.

Salary expense decreased $16,000 or .32% compared to 1999. The decrease was attributable to reduced employee incentive payments. Full time equivalents (FTE's) increased to 127 at December 31, 2000 compared to 123 in 1999 and 117 in 1998.

Other taxes, consisting primarily of Michigan Single Business Tax, decreased in 1999 as a result of decreased state taxable revenues.

Professional fees increased $183,000 or 87.56% during 2000 primarily due to increased outsourcing and utilization of legal, accounting and loan review services.

Noninterest expense in 1999 increased $81,000 or .91% compared to 1998. The modest increase is reflective of a combination of cost control management and enhanced utilization of existing resources.


INCOME TAX EXPENSE

The Bank's income tax expense was $1,556,000 in 2000 compared to $731,000 in 1999 and $1,350,000 in 1998. The increase from 1999 to 2000 was primarily the result of a return to routine operations after recognizing a $782,000 tax benefit associated with the participation loan loss as discussed in the introduction

The statutory federal tax rate during 2000, 1999 and 1998 was 34%. The Bank's effective tax rate was lower than the statutory rate in all three years, primarily due to tax-exempt interest income. The reduction in tax-exempt income in relation to taxable income increased the effective tax rate to 33% in 2000, from 32% in 1999 which was slightly lower than the 34% rate in 1998.

SECURITIES PORTFOLIO

The following table shows securities by classification as of December 31, 2000 and the amounts and weighted-average yields by maturity period. Securities not due at a single maturity date, primarily mortgage-backed securities, are not shown.

                          --------------------------------------------MATURING----------------------------------------------------
                                 Within          After One But       After Five But           After
                                   One            Within Five          Within Ten              Ten
                                  Year               Years                Years               Years                Total
                                                            (Dollars in thousands)
                          Amount     Yield    Amount    Yield      Amount      Yield     Amount    Yield     Amount       Yield
                          ------     -----    ------    -----      ------      -----     ------    -----     ------       -----
Available For Sale
U.S. Treasuries
and government
  agencies                $     -             $  7,283     5.33%   $      -               $    -             $  7,283     5.33%
State and municipal (1)     1,675     6.01%      3,047     6.77       1,454      6.27%       735     7.0%       6,911     6.51%
Other securities              551     5.61           -                    -                    -                  551     5.61%
                          -------             --------             --------               ------             --------
   Total                  $ 2,226             $ 10,330             $  1,454               $  735             $ 14,745
                          =======             ========             ========               ======             ========

(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

The Bank's Asset/Liability Management Committee (Committee) is responsible for developing investment guidelines and strategies. The Committee relies on the expertise of an investment advisor to select appropriate investments for the portfolio. Decisions to purchase securities and the maturity date selected are coordinated with an overall plan to manage liquidity and interest rate exposure.

The Committee does not invest in derivative securities. The Bank held no impaired securities at December 31, 2000. As of December 31, 2000, the aggregate book value of investment securities issued by the State of Michigan and all its political subdivisions totaled $5.1 million with an aggregate market value of $5.2 million.

The U.S. Treasury and government agency securities identified as available for sale are laddered to mature over five years with a 2.5 year average life. The goal is to reduce the volatility in the securities portfolio yield and still provide a predictable source of liquidity.

The Company had no held to maturity securities as of December 31, 2000, 1999 and 1998. The book value of securities available for sale, as of the dates indicated, are summarized as follows:

                                                                   -----------December 31,-------------
                                                                      2000        1999         1998
                                                                      ----        ----         ----
                                                                             (In thousands)
   U.S. Treasuries and government  agencies                       $   7,283     $  7,169     $ 12,774
   State and municipal                                                6,911        9,376        9,232
   Other securities                                                   5,127        6,479        7,413
                                                                  ---------     --------     --------

                                                                  $  19,321     $ 23,024     $ 29,419
                                                                  =========     ========     ========

LOAN PORTFOLIO

Lending efforts are concentrated primarily in the Michigan communities in which the Bank's offices are located. The Bank has no foreign loans.

Total loans increased $17.2 million or 8.7% from year-end 1999 to 2000. Commercial, agricultural, real estate-construction and consumer loans all increased during 2000 as a result of strong demand and a relatively stable economy. Commercial, financial and agricultural loans increased $13.7 million or 10.1%, real estate-construction loans increased $3.5 million or 35.4% and consumer loans increased $3 million or 8.6%. However, the increase in interest rates has significantly reduced the mortgage refinance business during 2000 and 1999. Accordingly, real estate-mortgage loans decreased $3 million or 17.4% from 2000 to 1999. The Bank offers a variety of non-conforming residential real estate products that have been well received by individuals seeking to finance a residential purchase.

The following table presents the gross amount of loans outstanding by loan type:

                                                    --------------------------December 31,-------------------------
                                                        2000         1999         1998         1997         1996
                                                        ----         ----         ----         ----         ----
                                                                             (In thousands)
Commercial, financial and agricultural              $  149,058   $  135,324   $  112,451    $ 106,494    $   97,869
Real estate - construction                              13,383        9,934            -            -             -
Real estate - mortgage                                  14,225       17,203       17,010       27,835        27,592
Consumer                                                37,846       34,847       29,026       28,710        25,560
                                                    ----------   ----------   ----------    ---------    ----------

                                                    $  214,512   $  197,308   $  158,487    $ 163,039    $  151,021
                                                    ==========   ==========   ==========    =========    ==========

The following table shows the maturity of loans outstanding (in thousands) at December 31, 2000. Also provided are the amounts due after one, year classified according to their sensitivity to changes in interest rates.

                                                                             Due
                                                              Due         After One          Due
                                                            Within       But Within         After
                                                           One Year      Five Years      Five Years        Total
Commercial, financial and agricultural                    $    53,801    $    72,536    $    22,721     $   149,058
Real estate-construction                                          477            147         12,759          13,383
Real estate-mortgage                                            3,709          8,906          1,610          14,225
Consumer                                                       10,426         19,504          7,916          37,846
                                                          -----------    -----------    -----------     -----------

                                                          $    68,413    $   101,093    $    45,006     $   214,512
                                                          ===========    ===========    ===========     ===========

Loans due after one year:
   Fixed rate                             $    94,945
   Floating or adjustable rate                 51,154
                                          -----------
                                          $   146,099

ASSET QUALITY

Management believes that a conservative credit culture is critical to successful performance. Through Officer and Director Loan Committees, management reviews and monitors the quality of the various loan portfolios. Loan performance is also reviewed regularly by internal and external loan review personnel. The Bank continues to use independent loan review services. A stable regional economy continues to contribute to a healthy lending environment.

Loans are placed on non-accrual status when principal or interest is past due 90 days or more, the loan is not well-secured and is in the process of collection or when reasonable doubt exists concerning collectibility of interest or principal. Any interest previously accrued in the current period but not collected is reversed and charged against current earnings.

At December 31, 2000, the Bank had no loans for which payments are presently current, but the borrowers are experiencing financial difficulties. As of December 31, 2000 there were no concentrations of loans exceeding 10% of total loans.

The following table summarizes non-accrual and past due loans and other real estate owned:

                                                    --------------------------December 31,-------------------------
                                                        2000         1999         1998         1997         1996
                                                        ----         ----         ----         ----         ----
                                                                             (In thousands)
   Non-accruing loans                                $     113    $   3,071     $    121     $     78     $      24
   Loans past due 90 days or more                          523          275          275          367           369
                                                     ---------    ---------     --------     --------     ---------
     Total nonperforming loans                             636        3,346          396          445           393
   Other real estate                                       294          255          341          232           415
                                                     ---------    ---------     --------     --------     ---------

     Total nonperforming assets                      $     930    $   3,601     $    737     $    677     $     808
                                                     =========    =========     ========     ========     =========

   Nonperforming loans as a percent of
     total loans                                          .30%         1.73%         .25%         .27%         .26%
   Nonperforming assets as a percent of
     total loans                                          .43%         1.87%         .47%         .42%         .54%
   Nonperforming loans as a percent of the
     loan loss reserve                                  27.81%        77.50%       18.15%       22.66%       22.32%

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses.

                                                    --------------------Years ended December 31,-------------------
                                                                             (in thousands)
                                                        2000         1999         1998         1997         1996
                                                        ----         ----         ----         ----         ----
Loans:
   Average daily balance of loans for the year, net  $ 203,698    $ 171,276     $163,916     $158,603     $ 141,422
   Amount of loans outstanding at end of year, net   $ 212,317    $ 192,721     $156,272     $161,102     $ 149,373

Allowance for loan losses:
   Balance at beginning of year                      $   4,646    $   2,182     $  1,964     $  1,761     $   1,651
   Loans charged off:
     Real estate - mortgage                                  -           34           13            -             -
     Real estate - construction                             18            -            -            -             -
     Commercial and agricultural                         2,339           28           14           15             8
     Consumer                                              120           96           26           61           166
                                                     ---------    ---------     --------     --------     ---------
                                                         2,477          158           53           76           174
                                                     ---------    ---------     --------     --------     ---------
   Recoveries of loans previously charged-off:
     Real estate-mortgage                                    2           15            -            -             -
     Commercial and agricultural                            36            6           10           14            14
     Consumer                                               50           41           22           20            17
                                                     ---------    ---------     --------     --------     ---------
                                                            88           62           32           34            31
                                                     ---------    ---------     --------     --------     ---------

   Net loans charged-off (recoveries)                    2,389           96           21           42           143
   Additions to allowance charged to operations             30        2,560          239          245           253
                                                     ---------    ---------     --------     --------     ---------
     Balance at end of year                          $   2,287    $   4,646     $  2,182     $  1,964     $   1,761
                                                     =========    =========     ========     ========     =========
Ratios:
   Net loans charged off to average net loans
     outstanding                                          1.17%         .06%         .01%         .03%         .10%
   Allowance for loan losses to net loans
     outstanding                                          1.08%        2.41%        1.40%        1.22%        1.18%

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred as follows:

                      ------------------------------------------------December 31,----------------------------------------
                           2000                    1999                   1998                   1997                   1996
                           ----                    ----                   ----                   ----                   ----
                                 Percent                Percent               Percent               Percent               Percent
                                of Loans               of Loans              of Loans              of Loans              of Loans
                                to Total               to Total              to Total              to Total              to Total
                     Allowance   Loans     Allowance    Loans    Allowance    Loans    Allowance    Loans    Allowance    Loans
                     ------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
Commercial, financial
  and agricultural   $ 1,774      69.49%    $ 4,010     68.59%   $ 1,680      70.95%   $ 1,556      65.32%   $ 1,564      64.80%
Real estate -
    mortgage               1       6.63          33      8.72         18      10.73          2      17.07          1      18.27
Real estate -
    construction         134       6.23          99      5.03         74          -         49          -         38          -
Consumer                 119      17.65         135     17.66        130      18.32         27      17.61          2      16.93
Unallocated              259          -         369         -        280          -        330          -        156          -
                   ---------     ------    --------    ------    -------     ------    -------     ------    -------     ------
                   $   2,287     100.00%   $  4,646    100.00%   $ 2,182     100.00%   $ 1,964     100.00%   $ 1,761     100.00%
                   =========               ========              =======               =======               =======

LIQUIDITY

Liquidity is generally defined as the ability to meet cash flow needs of customers for loans and deposit withdrawals. To meet cash flow requirements, sufficient sources of liquid funds must be available. These sources include short-term investments, repayments of loans, maturing and called securities, sales of assets, growth in deposits and other liabilities and profits.

At December 31, 2000, the Bank had $5.2 million in federal funds sold. The Bank also has $13.1 million of additional borrowing capacity at the Federal Home Loan Bank and $4 million of borrowing capacity with correspondent banks.

During 2000, the Bank also generated $10.5 million in cash from operating activities. The Bank's local community customer deposit base is its most stable and ongoing source of funding. All of these sources are available to meet cash flow needs of loan and deposit customers.

The Company also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to the parent by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.


CAPITAL RESOURCES

At December 31, 2000, equity capital totaled $20.4 million. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. "Well capitalized" institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At December 31, 2000, the Company and the Bank exceeded all regulatory minimum capital requirements and are considered to be "well capitalized."


ASSET LIABILITY MANAGEMENT

Asset liability management involves developing, implementing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The Bank's Asset/Liability Committee is responsible for managing this process.

Quantitative and Qualitative Disclosures about Market Risk
The Bank's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Bank's transactions are denominated in U.S. dollars with no significant foreign exchange exposure. Also, the Bank has a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rate and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to earnings and capital. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Bank's safety and soundness.

Evaluating exposure to changes in interest rates includes assessing both the adequacy of management's process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Bank seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the assessment of existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on IRR effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls IRR.

The Bank derives the majority of its income from the excess of interest collected over interest paid. The rates of interest earned on its assets and owed on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Bank is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

Various techniques might be used by an institution to minimize IRR. The Bank periodically analyzes assets and liabilities and makes future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management.

Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments are often used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Bank has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

The Bank is also subject to repayment risk when interest rates fall. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduces interest income and overall asset yields.

Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Bank seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits or selling assets. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity.

The following tables provide information about the Bank's financial instruments that are sensitive to changes in interest rates as of December 31, 2000 and 1999. The Bank had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/notional amount as of December 31, 2000 maturing in:

                                                                                                                Fair
                                  2001       2002       2003       2004       2005     Thereafter    Total     Value
                                  ----       ----       ----       ----       ----     ----------    -----     -----
                                                                 (In thousands)
Rate Sensitive Assets
Federal funds sold               $  5,150    $    -     $     -    $     -    $     -    $     -    $ 5,150   $   5,150
   Average interest rate            6.50%         -                      -                     -      6.50%
Fixed interest rate securities      1,657      8,073      1,500      1,621        675        410     13,936      13,817
   Average interest rate            5.73%      5.29%      6.02%      5.60%      5.78%      5.85%      5.50%
Tax-exempt fixed rate securities      485        225        945        660        770      2,352      5,437       5,504
   Average interest rate            4.71%      5.29%      4.36%      5.90%      4.49%      5.42%      5.09%
FHLB stock                          2,504          -          -          -          -          -      2,504       2,504
   Average interest rate            8.00%          -          -          -          -          -      8.00%
FRB stock                             360          -          -          -          -          -        360         360
   Average interest rate            6.00%          -          -          -          -          -      6.00%
Fixed interest rate loans          12,203      6,891     10,733     21,661     11,384     44,276    107,148     106,779
   Average interest rate            8.90%      9.13%      9.22%      8.94%      8.87%      7.54%      8.39%
Variable interest rate loans       56,210     17,259     17,910     13,119      2,136        730    107,364     107,323
   Average interest rate           10.08%      8.65%      9.13%      9.06%      9.00%      8.99%      9.54%

Rate Sensitive Liabilities
Interest-bearing demand          $ 55,611    $     -    $     -    $     -    $     -    $     -    $55,611   $  55,611
   Average interest rate             .86%          -          -          -          -          -       .86%
Savings                            23,075          -          -          -          -          -     23,075      23,075
   Average interest rate            1.50%          -          -          -          -          -      1.50%
Time deposits                      69,861     19,270     14,967      3,740        523          -    108,361     109,317
   Average interest rate            6.08%      5.86%      6.15%      6.69%      6.66%          -      6.07%
Securities sold under  agreements
   to repurchase                    2,083          -          -          -          -          -      2,083       2,083
   Average interest rate            3.60%          -          -          -          -          -      3.60%
Fixed interest rate FHLB advances     348        376        407        441        477      3,804      5,853       5,788
   Average interest rate            6.04%      6.04%      6.04%      6.04%      6.04%      6.04%      6.04%

Principal/notional amount as of December 31, 1999 maturing in:

                                                                                                               Fair
                                  2000       2001       2002       2003       2004     Thereafter   Total     Value
                                  ----       ----       ----       ----       ----     ----------   -----     -----
                                                                 (In thousands)
Rate Sensitive Assets
Federal funds sold               $  2,200    $     -    $     -    $     -    $     -    $     -    $ 2,200    $ 2,200
   Average interest rate            1.75%          -          -          -          -          -      1.75%
Fixed interest rate securities        525      3,628      5,404          -          -      6,515     16,072     15,660
   Average interest rate            5.79%      5.85%      6.20%          -          -      5.75%      5.92%
Tax-exempt fixed rate securities    2,192        800        628      1,299        376      2,164      7,459      7,364
   Average interest rate            3.70%      4.01%      4.88%      4.03%      3.39%      4.65%      4.15%
FHLB stock                          2,504          -          -          -          -          -      2,504      2,504
   Average interest rate            8.00%          -          -          -          -          -      8.00%
FRB stock                             360          -          -          -          -          -        360        360
   Average interest rate            6.00%          -          -          -          -          -      6.00%
Fixed interest rate loans          24,213     10,346      8,443     11,677     21,611     35,902    112,192    111,815
   Average interest rate            8.30%      8.95%      9.10%      8.86%      8.45%      8.40%      8.54%
Variable interest rate loans       45,520     12,279     17,941      3.074      5,900        402     85,116     85,116
   Average interest rate            9.04%      8.57%      8.50%      8.54%      8.58%      8.10%      8.80%

Rate Sensitive Liabilities
Interest-bearing demand          $ 52,829    $     -    $     -    $     -    $     -    $     -    $52,829    $52,829
   Average interest rate             .81%          -          -          -          -          -       .81%
Savings                            23,029          -          -          -          -          -     23,029     23,029
   Average interest rate            1.50%          -          -          -          -          -      1.50%
Time deposits                      32,328     19,353     10,617     15,324      9,039          -     86,661     87,189
   Average interest rate            5.22%      5.06%      5.75%      5.84%      5.76%          -      5.42%
 Securities sold under  agreements
   to repurchase                    2,002          -          -          -          -          -      2,002      2,002
   Average interest rate            4.61%          -                     -          -          -      4.61%
Fixed interest rate FHLB advances   8,322        348        376        407        440      4,281     14,174     14,181
   Average interest rate            5.96%      6.04%      6.04%      6.04%      6.04%      6.04%      5.99%

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations and other sections of this Annual Report contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "foresee", "intends", "is likely", "plans", "product", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

o changes in interest rates and interest rate relationships; demand for products and services;
o      the degree of competition by traditional and non-traditional competitors;
o      changes in banking regulations;
o      changes in tax laws;
o      changes in prices, levies and assessments;
o      the impact of technology, governmental and regulatory policy changes;
o      the outcome of pending and future litigation and contingencies;
o      trends in customer behavior as well as their ability to repay loans; and
o      changes in the national and local economies.

These are representative of the Future Factors that could cause a difference between an actual outcome and a forward-looking statement.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS



Management is responsible for the preparation of the Lenawee Bancorp, Inc.'s consolidated financial statements and related information appearing in this Annual Report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present Lenawee Bancorp's financial position and results of operations and were prepared in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements, amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

Lenawee Bancorp, Inc. maintains a system of internal controls designed to provide reasonable assurance that all assets are safeguarded and financial records are reliable for preparing the consolidated financial statements. The Company complies with laws and regulations relating to safety and soundness which are designated by the FDIC and other appropriate federal banking agencies. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of this control system. The effectiveness of internal controls is monitored by a program of internal audit. Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. Management believes that Lenawee Bancorp's system provides the appropriate balance between costs of controls and the related benefits.

The independent auditors have audited the Company's consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of the reported operating results and financial position. The Board of Directors of Lenawee Bancorp has an Audit Committee composed of five non-management Directors. The Committee meets periodically with the internal auditors and the independent auditors.




Patrick K. Gill                               Loren V. Happel
President and Chief Executive Officer         Vice President and Chief Financial
                                              Officer

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Lenawee Bancorp, Inc.
Adrian, Michigan


We have audited the accompanying consolidated balance sheets of Lenawee Bancorp, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenawee Bancorp, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.





                                             Crowe, Chizek and Company LLP

South Bend, Indiana
February 9, 2001

                              LENAWEE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                                    2000                 1999
                                                                                    ----                 ----
ASSETS
Cash and due from banks                                                         $    7,842,516       $    7,309,898
Federal funds sold                                                                   5,150,000            2,200,000
                                                                                --------------       --------------
     Total cash and cash equivalents                                                12,992,516            9,509,898

Securities available for sale                                                       19,321,007           23,024,175
Federal Home Loan Bank stock, at cost                                                2,503,700            2,503,700
Federal Reserve Bank stock, at cost                                                    360,000              360,000

Loans held for sale                                                                    803,040              758,651
Loans receivable, net of allowance for loan losses:
  $2,287,438 - 2000, $4,646,484 - 1999                                             212,317,017          192,720,533
Premises and equipment, net                                                          5,988,602            6,521,024
Accrued interest receivable                                                          1,898,947            1,576,279
Mortgage servicing asset                                                             1,515,924            1,335,419
Other assets                                                                         2,046,702            1,593,829
                                                                                --------------       --------------

         Total assets                                                           $  259,747,455       $  239,903,508
                                                                                ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Noninterest bearing                                                        $   37,095,649       $   36,686,950
     Interest bearing                                                              187,047,006          162,519,459
                                                                                --------------       --------------
         Total deposits                                                            224,142,655          199,206,409

Borrowed funds                                                                       7,936,150           16,176,754
Accrued interest payable                                                               945,791              643,831
Other liabilities                                                                    1,256,111            1,101,253
                                                                                --------------       --------------
     Total liabilities                                                             234,280,707          217,128,247

Common stock subject to repurchase obligation in ESOP                                5,113,770            4,326,300

Shareholders' equity
     Common stock and paid-in capital, no par
       value:  3,000,000 shares authorized; shares
       issued and outstanding:  851,551 - 2000; 852,410 - 1999                       9,631,958           10,430,303
     Retained earnings                                                              10,755,423            8,352,940
     Accumulated other comprehensive loss,
       net of tax                                                                      (34,403)            (334,282)
                                                                                --------------       --------------
         Total shareholders' equity                                                 20,352,978           18,448,961
                                                                                --------------       --------------

              Total liabilities and shareholders' equity                        $  259,747,455       $  239,903,508
                                                                                ==============       ==============

See accompanying notes to financial statements and report of independent accountants.

                             LENAWEE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998

                                                                 2000                1999                1998
                                                                 ----                ----                ----
Interest and dividend income
     Loans receivable, including fees                       $    19,267,973     $    16,025,062    $     15,291,800
     Taxable securities                                             850,100           1,222,553           1,290,115
     Nontaxable securities                                          289,436             309,750             281,254
     Federal funds sold                                             166,828             118,244             277,178
     Dividend income                                                229,023             221,937             222,597
     Other                                                           47,993              25,184             154,327
                                                            ---------------     ---------------    ----------------
         Total interest and dividend income                      20,851,353          17,922,730          17,517,271

Interest expense
     Deposits                                                     7,853,587           5,693,930           6,262,000
     Borrowed funds                                                 856,797             618,291             943,615
                                                            ---------------     ---------------    ----------------
         Total interest expense                                   8,710,384           6,312,221           7,205,615
                                                            ---------------     ---------------    ----------------

Net interest income                                              12,140,969          11,610,509          10,311,656
     Provision for loan losses                                       30,000           2,560,000             239,000
                                                            ---------------     ---------------    ----------------

Net interest income after provision for
  loan losses                                                    12,110,969           9,050,509          10,072,656

Noninterest income
     Service charges and fees                                       980,745             778,625             616,119
     Net gains on loan sales                                        651,733           1,032,371           1,994,470
     Loan servicing fees, net of amortization                       107,109             113,222            (144,808)
     Other                                                          324,282             313,044             384,707
                                                            ---------------     ---------------    ----------------
                                                                  2,063,869           2,237,262           2,850,488

Noninterest expense
     Salaries and employee benefits                               5,018,659           5,034,569           5,090,788
     Occupancy and equipment                                      1,588,555           1,677,784           1,585,721
     Insurance                                                      141,445              63,851             118,223
     Printing, postage  and supplies                                312,674             327,807             333,148
     Professional and outside services                              391,617             208,566             362,345
     State and other taxes                                          163,313             169,032             172,052
     Mobile banking costs                                           341,658             236,246             224,325
     Receivable financing services                                  296,733             282,372             187,126
     Other                                                        1,158,875             994,229             838,942
                                                            ---------------     ---------------    ----------------
                                                                  9,413,529           8,994,456           8,912,670
                                                            ---------------     ---------------    ----------------

Income before income taxes                                        4,761,309           2,293,315           4,010,474
     Income tax expense                                           1,556,376             730,537           1,350,000
                                                            ---------------     ---------------    ----------------

Net income                                                  $     3,204,933     $     1,562,778    $      2,660,474
                                                            ===============     ===============    ================

Basic earnings per share                                    $          3.75     $          1.83    $           3.13
                                                            ===============     ===============    ================

Diluted earnings per share                                  $          3.71     $          1.83    $           3.12
                                                            ===============     ===============    ================

See accompanying notes to financial statements and report of independent accountants.

                              LENAWEE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998

                                                       Common                               Accumulated
                                                      Stock and                                Other               Total
                                                       Paid-In           Retained          Comprehensive       Shareholders'
                                                       Capital           Earnings          Income (Loss)          Equity
Balance January 1, 1998                            $  11,668,371       $   5,333,690      $      135,347      $    17,137,408

Comprehensive income:
    Net income                                                             2,660,474                                2,660,474
    Unrealized gains (losses) on securities                                                      132,738
    Tax effect                                                                                   (45,131)
                                                                                          --------------      ---------------
       Total other comprehensive income                                                           87,607               87,607
                                                                                          --------------      ---------------
          Total comprehensive income                                                                                2,748,081
                                                                                                              ---------------
Change in common stock subject to repurchase            (761,300)                                                    (761,300)

Retirement of stock - 1,088 shares                       (27,200)                                                     (27,200)

Stock options exercised-issuance of
  1,920 common shares                                     41,138                                                       41,138

Proceeds from sale of stock - 3,148 shares                78,700                                                       78,700

Cash dividends - $.67 per share                                             (569,227)                                (569,227)
                                                   -------------       -------------      --------------      ---------------
Balance December 31, 1998                             10,999,709           7,424,937             222,954           18,647,600

Comprehensive income:
    Net income                                                             1,562,778                                1,562,778
    Unrealized gains (losses) on securities                                                     (848,818)
    Reclassifications for realized gains (losses)                                                  4,520
    Tax effect                                                                                   287,062
                                                                                          --------------      ---------------
       Total other comprehensive income                                                         (557,236)            (557,236)
                                                                                          --------------      ---------------
          Total comprehensive income                                                                                1,005,542
                                                                                                              ---------------
Change in common stock subject to repurchase            (628,500)                                                    (628,500)

Retirement of stock - 1,026 shares                       (36,936)                                                     (36,936)

Proceeds from sale of stock - 2,656 shares                96,030                                                       96,030

Cash dividends - $.75 per share                                             (634,775)                                (634,775)
                                                   -------------       -------------      --------------      ---------------
Balance December 31, 1999                             10,430,303           8,352,940            (334,282)          18,448,961

Comprehensive income:
    Net income                                                             3,204,933                                3,204,933
    Unrealized gains (losses) on securities                                                      454,418
    Tax effect                                                                                  (154,539)
                                                                                          --------------      ---------------
       Total other comprehensive income                                                          299,879              299,879
                                                                                          --------------      ---------------
          Total comprehensive income                                                                                3,504,812
                                                                                                              ---------------
Change in common stock subject to repurchase            (787,470)                                                    (787,470)

Retirement of stock - 3,441 shares                      (151,405)                                                    (151,405)

Proceeds from sale of stock - 2,582 shares               117,065                                                      117,065

Issuance of stock options below market value              23,465                                                       23,465

Cash dividends - $.94 per share                                             (802,450)                                (802,450)
                                                   -------------       --------------     --------------      ---------------
Balance December 31, 2000                          $   9,631,958       $  10,755,423      $      (34,403)     $    20,352,978
                                                   =============       =============      ==============      ===============

                See accompanying notes to financial statements.

                              LENAWEE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                                                                 2000                1999                1998
                                                                 ----                ----                ----
Cash flows from operating activities
     Net income                                             $     3,204,933     $     1,562,778    $      2,660,474
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                               690,753             709,035             749,603
         Provision for loan losses                                   30,000           2,560,000             239,000
         Net amortization and accretion on securities
          available for sale                                         69,728             116,787              72,446
         Amortization of mortgage servicing rights                  314,534             257,597             397,391
         Loans originated for sale                              (37,696,914)        (47,554,219)       (102,921,516)
         Proceeds from sales of mortgage loans                   44,954,185          49,491,958         103,889,773
         Net gains on sales of mortgage loans                      (651,733)         (1,032,371)         (1,994,470)
     Net change in:
         Deferred loan origination fees                             (33,877)            (92,717)             60,964
         Accrued interest receivable                               (322,668)            117,856             (43,629)
         Other assets                                              (481,094)           (235,246)            353,691
         Accrued interest payable                                   301,960              87,333            (117,783)
         Other liabilities                                          154,858             106,052             142,391
                                                            ---------------     ---------------    ----------------

              Net cash from operating activities                 10,534,665           6,094,843           3,488,335

Cash flows from investing activities Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                          4,087,858           9,699,134          11,684,767
         Sales of securities available for sale                           -           7,674,558                   -
         Sales of portfolio loans                                         -           1,483,725          10,424,013
     Purchases of:
         Securities available for sale                                    -         (11,945,000)        (17,164,219)
         Premises and equipment, net                               (158,331)           (634,714)         (1,028,051)
     Net increase in loans                                      (26,951,438)        (39,916,902)         (8,113,718)
     Recoveries on loans charged-off                                 87,547              61,823              37,259
                                                            ---------------     ---------------    ----------------

              Net cash from investing activities                (22,934,364)        (33,577,376)         (4,159,949)

Cash flows from financing activities
     Net change in deposits                                 $    24,936,246     $    13,315,458    $     10,917,507
     Net change in short term borrowings                             80,917          (2,151,706)          1,554,733
     Proceeds from FHLB advances                                 10,000,000          14,000,000                   -
     Repayment of FHLB advances                                 (18,321,521)         (6,297,154)         (7,274,634)
     Repurchase of common stock                                    (151,405)            (36,936)            (27,200)
     Issuance of common stock                                       117,065              96,030              78,700
     Exercise of stock options                                            -                   -              41,138
     Issuance of stock options below market
       value                                                         23,465                   -                   -
     Dividends paid and fractional shares                          (802,450)           (634,775)           (569,227)
                                                            ---------------     ---------------    ----------------
              Net cash from financing activities                 15,882,317          18,290,917           4,721,017
                                                            ---------------     ---------------    ----------------

Net change in cash and cash equivalents                           3,482,618          (9,191,616)          4,049,403

Cash and cash equivalents at beginning of year                    9,509,898          18,701,514          14,652,111
                                                            ---------------     ---------------    ----------------

Cash and cash equivalents at end of year                    $    12,992,516     $     9,509,898    $     18,701,514
                                                            ===============     ===============    ================

Supplemental schedule of noncash activities Transfer from:
         Loans to foreclosed real estate                    $       126,318     $       160,811    $        239,144
         Portfolio loans to loans held for sale                   9,592,343                   -           2,065,245
         Loans held for sale to portfolio loans                   2,447,377             679,146                   -

     Cash paid for:
         Interest                                           $     8,408,424     $     6,521,024    $      7,323,398
         Income taxes                                             1,147,000           1,215,000           1,602,000

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accounting and reporting policies of Lenawee Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Bank of Lenawee (the Bank), conform to generally accepted accounting principles and to general practice within the banking industry. The following describes the significant accounting and reporting policies which are employed in the preparation of the consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, Lenawee Financial Services. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations,  Industry Segments and  Concentrations of Credit Risk: The
Company  is  a  one-bank   holding  company  which  conducts   limited  business
activities. The Bank performs the majority of business activities.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. It maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit. While the Company's chief decision maker monitors the revenue stream of various Company products and services, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of Company's banking operations are considered by management to be aggregated into one operating segment.

The principal market for the Bank's financial services are the Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through nine offices located in Lenawee, Hillsdale and Washtenaw Counties in Michigan.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of securities and other financial instruments are particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, federal funds sold and commercial paper with original maturities of 90 days or less. Cash flows are reported, net, for customer loan and deposit transactions, and securities sold under agreements to repurchase with original maturities of 90 days or less.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income and shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value, with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. Other securities such as Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost.

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premiums and discounts, is included in earnings. Securities are written down to fair value when a decline in fair value is not temporary.

Loans Held for Sale: Loans held for sale are reported at the lower of cost or market value in aggregate. Net unrealized losses are recorded in a valuation allowance by charges to income.

Loans Receivable: Loans that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, of the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a combination of straight-line and accelerated methods with useful lives ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for furniture and equipment. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized.

Servicing Rights: Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Other Real Estate Owned: Real estate properties acquired in collection of a loan receivable are recorded at fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expense. Other real estate owned amounts to $294,000 and $255,000 at December 31, 2000 and 1999.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: A defined benefit pension plan covers substantially all employees, with benefits based on years of service and compensation prior to retirement. Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. Profit-sharing and 401(k) plan expense is the amount contributed as determined by Board decision.

Expense for employee compensation under stock option plans is reported only if options are granted below market price at grant date. Proforma disclosures of net income and earnings per share are provided as if the option's fair value had been recorded using an option pricing model.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings and Dividends Per Share: Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends, including the two-for-one split declared in 1999.

Stock Dividends: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional shares are paid in cash for all stock dividends.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer's needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance-sheet financial instruments does not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded a fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains or losses on the hedges and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Company's financial condition or results of operations.


NOTE 2 - SECURITIES

Year-end securities available for sale were as follows:

                                                                     Gross             Gross
                                                 Amortized        Unrealized        Unrealized            Fair
2000                                               Cost              Gains            Losses              Value
----                                               ----              -----            ------              -----
     U. S. Treasury and
        government agencies                  $     7,351,837    $           -     $      (68,538)   $     7,283,299
     Obligations of states and
        political subdivisions                     6,843,588           87,370            (20,420)         6,910,538
     Corporate notes                                 554,682                -             (3,589)           551,093
     Mortgage-backed securities                    4,622,971                -            (46,894)         4,576,077
                                             ---------------    -------------     --------------    ---------------
                                             $    19,373,078    $      87,370     $     (139,441)   $    19,321,007
                                             ===============    =============     ==============    ===============

1999
----
     U. S. Treasury and
        government agencies                  $     7,400,712    $           -     $     (231,465)   $     7,169,247
     Obligations of states and
        political subdivisions                     9,473,289           24,091           (120,895)         9,376,485
     Corporate notes                                 559,139                -            (12,920)           546,219
     Mortgage-backed securities                    6,097,524                -           (165,300)         5,932,224
                                             ---------------    -------------     --------------    ---------------
                                             $    23,530,664    $      24,091     $     (530,580)   $    23,024,175
                                             ===============    =============     ==============    ===============

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities at year-end 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                             Amortized             Fair
                                                                               Cost                Value
     Due in one year or less                                             $      2,228,931     $      2,225,951
     Due from one to five years                                                10,365,485           10,329,768
     Due from five to ten years                                                 1,455,691            1,454,449
     Due after ten years                                                          700,000              734,762
                                                                         ----------------     ----------------
                                                                               14,750,107           14,744,930
     Mortgage-backed securities                                                 4,622,971            4,576,077
                                                                         ----------------     ----------------
                                                                         $     19,373,078     $     19,321,007
                                                                         ================     ================

Sales of securities available for sale were:

                                                            2000               1999                1998
                                                            ----               ----                ----
     Proceeds from sales                                 $          -      $    7,674,558       $         -
     Gross gains from sales                                         -               5,785                 -
     Gross losses from sales                                        -             (10,305)                -

In addition to Federal Home Loan Bank (FHLB) stock, securities having an amortized cost of approximately $4,695,000 and $13,107,000 at year-end 2000 and 1999 were pledged to secure FHLB advances, public deposits, securities sold under agreements to repurchase and U.S. Treasury demand notes. Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2000 and 1999, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $5,104,000 and $7,210,000 with an estimated market value of $5,185,000 and $7,174,000.

NOTE 3 - LOANS RECEIVABLE

Year-end loans receivable are as follows:

                                                                               2000                1999
                                                                               ----                ----
     Commercial                                                          $    116,105,167     $    103,569,923
     Agricultural                                                              32,952,291           31,754,542
     Real Estate Mortgage                                                      14,225,036           17,203,006
     Real Estate Construction                                                  13,383,023            9,934,302
     Consumer                                                                  37,846,196           34,846,379
                                                                         ----------------     ----------------

       Gross loans receivable                                                 214,511,713          197,308,152

     Deferred loan origination fees/costs, net                                     92,742               58,865
     Allowance for loan losses                                                 (2,287,438)          (4,646,484)
                                                                         ----------------     ----------------

       Net loans receivable                                              $    212,317,017     $    192,720,533
                                                                         ================     ================

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 3 - LOANS RECEIVABLE (Continued)

Certain directors and executive officers of the Company, including associates of such persons, were loan customers of the Company during 2000. A summary of aggregate related party loan activity for loans aggregating $60,000 or more to any related party is as follows:

                                                                                2000               1999
                                                                                ----               ----
     Balance at January 1                                                $      2,645,486     $      2,413,784
     New loans                                                                  2,480,776            3,759,932
     Repayments                                                                (2,684,637)          (3,528,230)
                                                                         ----------------     ----------------
     Balance at December 31                                              $      2,441,625     $      2,645,486
                                                                         ================     ================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

                                                             2000                 1999                1998
                                                             ----                 ----                ----
     Beginning balance                                 $      4,646,484    $       2,181,749    $      1,964,473
     Loan charge-offs                                        (2,476,593)            (157,088)            (58,983)
     Loan recoveries                                             87,547               61,823              37,259
                                                       ----------------    -----------------    ----------------
         Net loan charge-offs                                (2,389,046)             (95,265)            (21,724)
                                                       ----------------    -----------------    ----------------
     Provision for loan losses                                   30,000            2,560,000             239,000
                                                       ----------------    -----------------    ----------------

     Ending balance                                    $      2,287,438    $       4,646,484    $      2,181,749
                                                       ================    =================    ================
Impaired loans were as follows:

                                                             2000                 1999                1998
                                                             ----                 ----                ----
     Year-end loans with no allowance for
       loan losses allocated                           $              -    $          95,000    $         19,000
     Year-end loans with allowance for loan
       losses allocated                                         325,000            2,979,000              52,000
                                                       ----------------    -----------------    ----------------

     Total impaired loans                              $        325,000    $       4,074,000    $         71,000
                                                       ================    =================    ================

     Amount of the allowance allocated                 $        106,000    $       2,352,000    $         52,000

     Average of impaired loans during the year                1,946,000              155,000             118,000

     Interest income recognized during
       impairment                                                49,000               13,000              14,000

     Cash-basis interest income recognized                       14,000                    -                   -

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Subsequent to December 31, 1999, the Company became aware of circumstances which occurred in 1999, involving loans to a single borrower in which the Bank had purchased a participating interest from another financial institution. As a result of these circumstances, management concluded that a loss was probable and, accordingly, recorded an additional provision for loan losses of $2.3 million for 1999 on loans outstanding of approximately $2.9 million. These loans were considered to be impaired at December 31, 1999. During 2000, the Bank charged-off $2.3 million of the total loans outstanding to this borrower.


NOTE 5 - LOAN SERVICING

Loans serviced for others are not reported as assets. These loans totaled $213,449,000 and $181,102,000 at year-end 2000 and 1999. Related escrow balances were $343,000 and $285,000 at year-end 2000 and 1999.

Activity for capitalized mortgage servicing rights was as follows:

                                                              2000                1999               1998
                                                              ----                ----               ----
     Servicing rights:
         Beginning of year                              $      1,335,419    $      1,098,116    $      518,945
         Additions                                               495,039             494,900           976,562
         Amortization                                           (314,534)           (257,597)         (397,391)
                                                        ----------------    ----------------    --------------
         End of year                                    $      1,515,924    $      1,335,419    $    1,098,116
                                                        ================    ================    ==============

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment consist of:

                                                                                  2000               1999
                                                                                  ----               ----
     Land                                                                   $        504,279    $      499,668
     Buildings and improvements                                                    6,826,540         6,986,070
     Furniture and equipment                                                       5,552,616         5,281,617
                                                                            ----------------    --------------
         Total cost                                                               12,883,435        12,767,355
     Accumulated depreciation                                                     (6,894,833)       (6,246,331)
                                                                            ----------------    --------------

                                                                            $      5,988,602    $    6,521,024
                                                                            ================    ==============

Depreciation expense was $690,753, $709,035 and $749,603 in 2000, 1999 and 1998,
respectively.

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 7 - DEPOSITS

At year-end 2000, stated maturities of time deposits were as follows, for the years ending December 31:

                  2001                                                     $      69,860,662
                  2002                                                            19,270,022
                  2003                                                            14,967,024
                  2004                                                             3,739,880
                  2005                                                               523,000
                                                                           -----------------
                                                                           $     108,360,588
                                                                           =================

Time deposits exceeding $100,000 were approximately $49,766,000 and $30,059,000 at year-end 2000 and 1999.

At year-end 2000, stated maturities of time deposits exceeding $100,000 were as follows:

                  In 3 months or less                                         $     24,601,492
                  Over 3 through 6 months                                           10,310,455
                  Over 6 through 12 months                                           3,433,122
                  Over 12 months                                                    11,420,613
                                                                              ----------------
                                                                              $     49,765,682
                                                                              ================

Related party deposits were $1,942,000 and $1,806,000 at year-end 2000 and 1999.


NOTE 8 - BORROWED FUNDS

Securities Sold Under Agreements to Repurchase

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                    2000              1999
                                                                                    ----              ----
Amount outstanding at year-end                                               $     2,083,280    $    2,002,363
Weighted average interest rate at year-end                                             3.60%              4.61%
Average daily balance during the year                                        $     3,652,025    $    3,444,358
Weighted average interest rate during the year                                         4.65%              3.71%
Maximum month-end balance during the year                                    $     6,380,931    $    5,143,802

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 8 - BORROWED FUNDS (Continued)

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances totaled $5,852,870 and $14,174,391 at year-end 2000 and 1999. At year-end 2000 the balance consisted of one fixed rate advance with an interest rate of 6.04%. At December 31, 1999, advances had fixed interest rates ranging from 5.88% to 6.04%.

Pursuant to collateral agreements with the Federal Home Loan Bank, in addition to Federal Home Loan stock, advances are secured under a blanket lien arrangement by qualified 1-to-4 family mortgage loans and U.S. Government agency securities with a carrying value of approximately $21,734,000 and $38,465,000 at year-end 2000 and 1999.

At year-end 2000 and 1999, scheduled principal reductions on these advances were as follows for the years ending December 31:

                                                                               2000               1999
                                                                               ----               ----
                  2000                                                   $             -     $     8,321,521
                  2001                                                           347,886             347,886
                  2002                                                           376,412             376,412
                  2003                                                           407,278             407,278
                  2004                                                           440,675             440,675
                  2005                                                           476,810             476,810
                  Thereafter                                                   3,803,809           3,803,809
                                                                         ---------------     ---------------

                  Total FHLB advances                                    $     5,852,870     $    14,174,391
                                                                         ===============     ===============

NOTE 9 - INCOME TAXES

Income tax expense consists of:

                                                            2000               1999             1998
                                                            ----               ----             ----
     Current                                          $       753,556    $    1,464,775     $    1,260,805
     Deferred                                                 802,820          (734,238)            89,195
                                                      ---------------    --------------     --------------
         Total                                        $     1,556,376    $      730,537     $    1,350,000
                                                      ===============    ==============     ==============

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 9 - INCOME TAXES (Continued)

Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows:

                                                            2000              1999               1998
                                                            ----              ----               ----
     Statutory rates                                  $     1,618,845    $      779,727     $    1,363,561
     Increase (decrease) from:
         Tax-exempt securities income                        (105,095)         (106,804)           (97,848)
         Non-deductible interest expense                       15,615             7,070              8,614
         Other, net                                            27,011            50,544             75,673
                                                      ---------------    --------------     --------------
                                                      $     1,556,376    $      730,537     $    1,350,000
                                                      ===============    ==============     ==============

Year-end deferred tax assets and liabilities consist of:

                                                                              2000               1999
                                                                              ----               ----
     Deferred tax assets
         Allowance for loan losses                                       $      578,903     $    1,381,031
         Net deferred loan fees                                                 211,552            200,584
         Net unrealized losses on
           securities available for sale                                         17,704            172,205
         Other                                                                   71,483             37,173
                                                                         --------------     --------------
              Total deferred tax assets                                         879,642          1,790,993
                                                                         --------------     --------------
     Deferred tax liabilities
         Depreciation                                                          (307,447)          (322,849)
         Mortgage servicing rights                                             (515,414)          (454,042)
                                                                         --------------     --------------
              Total deferred tax liabilities                                   (822,861)          (776,891)
                                                                         --------------     --------------
     Net deferred tax asset                                              $       56,781     $    1,014,102
                                                                         ==============     ==============

NOTE 10 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the years ended is presented below:

Basic earnings per share                                        2000              1999               1998
                                                                ----              ----               ----
     Net income available to common
       shareholders                                        $    3,204,933    $     1,562,778    $    2,660,474
                                                           ==============    ===============    ==============

     Weighted average common shares
       outstanding                                                853,910            852,509           850,118
                                                           ==============    ===============    ==============

         Basic earnings per share                              $    3.75          $  1.83           $   3.13
                                                               =========          =======           ========

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 10 - EARNINGS PER SHARE (Continued)

                                                                2000              1999               1998
                                                                ----              ----               ----
Diluted earnings per share
     Net income available to common
       shareholders                                        $    3,204,933    $     1,562,778    $    2,660,474
                                                           ==============    ===============    ==============

     Weighted average common shares
       outstanding                                                853,910            852,509           850,118
     Add:  Dilutive effects of exercise of
       stock options                                               10,881              1,857             1,468
                                                           --------------    ---------------    --------------

     Weighted average common and dilutive
       potential common shares outstanding                        864,791            854,366           851,586
                                                           ==============    ===============    ==============

     Diluted earnings per share                                $    3.71          $  1.83           $   3.12
                                                               =========          =======           ========

NOTE 11 - EMPLOYEE BENEFITS

Defined Benefit Plan

Information about the pension plan was as follows.

                                                                                   2000               1999
                                                                                   ----               ----
     Change in benefit obligation:
         Beginning benefit obligation                                        $     1,559,521    $    1,334,322
         Service cost                                                                154,300           127,921
         Interest cost                                                               122,931           100,871
         Actuarial loss                                                              102,065            32,357
         Plan amendments                                                              65,300                 -
         Benefits paid                                                               (45,616)          (35,950)
                                                                             ---------------    --------------
         Ending benefit obligation                                           $     1,958,501    $    1,559,521
                                                                             ===============    ==============

     Change in plan assets, at fair value:
         Beginning plan assets                                                     1,331,916         1,142,109
         Actual return                                                               (31,089)           40,090
         Employer contribution                                                       189,600           185,667
         Benefits paid                                                               (45,616)          (35,950)
                                                                             ---------------    --------------
         Ending plan assets                                                  $     1,444,811    $    1,331,916
                                                                             ===============    ==============

     Net amount recognized:
         Funded status                                                       $      (513,690)   $     (227,605)
         Unrecognized net actuarial loss                                             432,914           217,323
         Unrecognized transition obligation                                           12,318            16,423
         Unrecognized prior service cost                                              10,808            13,517
                                                                             ---------------    --------------
         Prepaid (accrued) benefit cost                                      $       (57,650)   $       19,658
                                                                             ===============    ==============

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 11 - EMPLOYEE BENEFITS (Continued)

The components of pension expense and related actuarial assumptions were as follows.

                                                               2000               1999               1998
                                                               ----               ----               ----
     Service cost                                          $      154,300    $       127,921    $      111,178
     Interest cost                                                122,931            100,871            86,414
     Expected return on plan assets                               (94,578)           (78,756)          (61,124)
     Amortization of prior service cost                             2,709              2,709             2,709
     Amortization of transition obligation                          4,105              4,105             4,105
     Recognized net actuarial loss                                 12,141              3,556                 -
     Special termination benefit loss                              65,300                  -                 -
                                                           --------------    ---------------    --------------
         Net pension expense                               $      266,908    $       160,406    $      143,282
                                                           ==============    ===============    ==============

     Discount rate on benefit obligation                          7.5%                7.5%               7.5%
     Long-term expected rate of return
       on plan assets                                             8.0%                8.0%               8.0%
     Rate of compensation increase                                5.0%                5.0%               5.0%

ESOP and 401(k) Plan

The Company maintains an employee stock ownership plan (ESOP) covering substantially all employees. The ESOP is designed to enable employees to acquire common stock of the Company. The cost of the ESOP is funded through contributions to an Employee Stock Ownership Trust in amounts determined annually by the Board of Directors. Shares of common stock acquired by the ESOP are to be allocated to each participating employee and held until the employee's termination, retirement or death. There were no cash contributions to the ESOP for 2000, 1999 and 1998.

At year-end 2000 and 1999, the ESOP held 100,270 and 98,325 shares of the Company's stock, all of which is allocated to employees. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at the most recent appraised value in accordance with the terms and conditions of the plan. As such, these shares are not classified in shareholders' equity as permanent equity. The appraisal value of the shares held by the ESOP was $5,113,770 and $4,326,300 at year-end 2000 and 1999.

The ESOP plan includes a 401(k) provision. Employees may elect to contribute up to 15% of their salaries, and the Company will match 100% of the contribution up to 2% of the eligible salaries. Expense relating to the 401(k) provision was $96,924 , $57,600 and $57,622 in 2000, 1999 and 1998.

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 11 - EMPLOYEE BENEFITS (Continued)

Stock Option Plan

SFAS No. 123, Accounting for Stock-Based Compensation requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Accordingly, the following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation cost for stock options. The exercise price of options granted during 1999 and 1998 is equivalent to the market value of underlying stock at the grant date. Accordingly, no compensation expense was actually recognized for stock options in 1999 and 1998. During 2000, 5,720 options were granted at an exercise price of $44, which was below market value of the underlying stock as of the grant date. Accordingly, $23,465 of compensation expense was recognized for stock options granted in 2000.

                                                                2000              1999               1998
                                                                ----              ----               ----
       Net income as reported                              $    3,204,933    $     1,562,778    $    2,660,474
       Proforma net income                                      3,151,125          1,533,382         2,639,183
       Reported earnings per common share
           Basic                                           $         3.75    $          1.83    $         3.13
           Diluted                                                   3.71               1.83              3.12
       Proforma earnings per common share
           Basic                                                     3.69               1.80              3.10
           Diluted                                                   3.64               1.79              3.10

The fair value of options granted is estimated using option pricing models, using the following weighted average information:

                                                                   2000              1999               1998
                                                                   ----              ----               ----
       Risk-free interest rate                                      6.64%              5.10%             5.53%
       Expected option life                                       8 years            8 years           8 years
       Expected stock price volatility                             20.92%            Nominal           Nominal
       Expected dividends                                           1.35%              1.86%             1.20%

The weighted average fair value of stock options granted was $24.86, $7.09 and $4.57 for 2000, 1999 and 1998. At year-end 2000, options outstanding had a weighted average remaining life of 7.1 years.

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 11 - EMPLOYEE BENEFITS (Continued)

Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Information about options available for grant and options granted follows:

                                                                                                     Weighted-
                                                                                                      Average
                                                          Available               Options            Exercise
                                                        For Grant(1)          Outstanding(1)         Price(1)
                                                        ---------             -----------            -----
Balance at January 1, 1998                                   39,520                 12,020         $    19.46
     Options issued                                          (6,340)                 6,340              25.00
     Options exercised                                            -                 (1,920)             21.43
                                                       ------------           ------------         ----------
Balance at December 31, 1998                                 33,180                 16,440              21.37
     Options issued                                          (5,720)                 5,720              36.00
                                                       ------------           ------------         ----------
Balance at December 31, 1999                                 27,460                 22,160              25.14
     Options issued                                          (5,720)                 5,720              44.00
                                                       -------------          ------------         ----------
Balance at December 31, 2000                                 21,740                 27,880         $    29.01
                                                       ============           ============         ==========

(1)  Restated for a two-for-one stock split in 1999.

Options exercisable at year-end are as follows:

                                                                                            Weighted-
                                                                                             Average
                                                                        Number of           Exercise
                                                                         Options              Price
                                                                         -------              -----
                         2000                                              16,464        $     24.09
                         1999                                               9,964              22.25
                         1998                                               4,908              19.82

NOTE 12 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

At year-end 2000 and 1999, reserves of $3,573,000 and $2,895,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 12 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

The Company has the following commitments outstanding at year-end:

                                                                                 2000                1999
                                                                                 ----                ----
     Commitments to extend credit                                          $    58,476,000     $    56,996,000
     Credit card arrangements                                                    2,725,000           2,185,000
     Standby letters of credit                                                     696,000             514,000
                                                                           ---------------     ---------------

                                                                           $    61,897,000     $    59,695,000
                                                                           ===============     ===============

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit, and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.


NOTE 13 - PARENT CORPORATION CONDENSED

The Company's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2000, approximately $8,571,000 of the Bank's retained earnings is available for transfer in the form of dividends without prior approval from regulatory agencies.

Following are condensed parent corporation financial statements.

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 13 - PARENT CORPORATION CONDENSED (Continued)

                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                                       2000               1999
                                                                                       ----               ----
Assets
Cash and cash equivalents                                                         $    1,031,430    $       417,928
Securities available for sale                                                            727,894            938,133
Investment in subsidiary                                                              23,774,861         21,395,761
Other                                                                                    437,518             23,439
                                                                                  --------------    ---------------

     Total assets                                                                 $   25,971,703    $    22,775,261
                                                                                  ==============    ===============

Liabilities and Shareholders' Equity
Other                                                                             $      504,955    $             -
Common stock subject to repurchase obligation in ESOP                                  5,113,770          4,326,300
Shareholders' equity                                                                  20,352,978         18,448,961
                                                                                  --------------    ---------------

     Total liabilities and shareholders' equity                                   $   25,971,703    $    22,775,261
                                                                                  ==============    ===============

                         CONDENSED STATEMENTS OF INCOME
                            Years ended December 31,

                                                                     2000              1999               1998
                                                                     ----              ----               ----
Dividends from subsidiary                                      $    1,200,000     $      600,000    $       700,000
Interest on securities                                                 38,183             43,596             43,835
Other expenses                                                       (118,318)               (15)            (2,742)
                                                               --------------     --------------    ---------------

Income before equity in undistributed income
  of subsidiary bank                                                1,119,865            643,581            741,093

Equity in undistributed net income of
  subsidiary                                                        2,085,068            919,197          1,919,381
                                                               --------------     --------------    ---------------

Net income                                                     $    3,204,933     $    1,562,778    $     2,660,474
                                                               ==============     ==============    ===============

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 13 - PARENT CORPORATION CONDENSED (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            Years ended December 31,

                                                                     2000            1999              1998
                                                                     ----            ----              ----
Operating activities
Net income                                                     $    3,204,933    $   1,562,778    $   2,660,474
Adjustments to reconcile net income to net cash
  provided by operating activities
     Equity in undistributed net income of
       subsidiary                                                  (2,085,068)        (919,197)      (1,919,381)
     Net amortization of investment securities                          4,100            3,627            3,035
     Other                                                             87,862           60,763          (10,322)
                                                               --------------    -------------    -------------
         Net cash from operating activities                         1,211,827          707,971          733,806

Investing Activities
Activity in available for sale securities
     Maturities and calls                                             215,000          105,000                -
     Purchases                                                              -                -         (113,177)
                                                               --------------    -------------    -------------
         Net cash from investing activities                           215,000          105,000         (113,177)

Financing Activities
Repurchase of common stock                                           (151,405)         (36,936)         (27,200)
Issuance of common stock                                              117,065           96,030           78,700
Exercise of stock options                                                   -                -           41,138
Issuance of stock options below market value                           23,465                -                -
Dividends paid and fractional shares                                 (802,450)        (634,775)        (569,227)
                                                               --------------    -------------    -------------
     Net cash from financing activities                              (813,325)        (575,681)        (476,589)
                                                               --------------    -------------    -------------

Net change in cash and cash equivalents                               613,502          237,290          144,040

Beginning cash and cash equivalents                                   417,928          180,638           36,598
                                                               --------------    -------------    -------------

Ending cash and cash equivalents                               $    1,031,430    $     417,928    $     180,638
                                                               ==============    =============    =============

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to approximate fair value for cash and cash equivalents, demand and savings deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates. The fair value of long-term borrowings is based on currently available rates for similar financing. The fair value of other financial instruments and off-balance-sheet items approximate cost and are not considered significant to this presentation.

The estimated year-end fair values of financial instruments were:

                                                          2 0 0 0                              1 9 9 9
                                                          -------                              -------
                                                Carrying                            Carrying
                                                 Amount           Fair Value         Amount            Fair Value
Financial assets:                                ------           ----------         ------            ----------
Cash and cash equivalents                   $    12,992,516    $   12,993,000     $    9,509,898    $     9,510,000
Securities available for sale                    19,321,007        19,321,000         23,024,175         23,024,000
Stock in Federal Home Loan Bank                   2,503,700         2,504,000          2,503,700          2,504,000
Stock in Federal Reserve Bank                       360,000           360,000            360,000            360,000
Loans held for sale                                 803,040           803,000            758,651            759,000
Loans, net                                      212,317,017       211,907,000        192,720,533        192,344,000
Accrued interest receivable                       1,898,947         1,899,000          1,576,279          1,576,000
Mortgage servicing rights                         1,515,924         1,516,000          1,335,419          1,335,000

Financial liabilities:

Demand and savings deposits                 $  (115,782,067)   $ (115,782,000)    $ (112,545,250)   $  (112,545,000)
Time deposits                                  (108,360,588)     (109,317,000)       (86,661,159)       (87,189,000)
Borrowed funds                                   (7,936,150)       (7,871,000)       (16,176,754)       (16,183,000)

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



NOTE 15 - REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

The Company and Bank were categorized as well capitalized at year-end. Actual and required capital levels (in millions) and ratios were:

                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                     Minimum Required              Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
2000

Total capital (to risk weighted assets)
   Consolidated                           $  27.8    12.7%           $ 17.5      8.0%          $ 21.9     10.0%
   Bank                                      26.1    11.9%             17.5      8.0%            21.9     10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                              25.5    11.6%              8.8      4.0%            13.2      6.0%
   Bank                                      23.8    10.9%              8.8      4.0%            13.1      6.0%
Tier 1 capital (to average assets)
   Consolidated                              25.5     9.9%             10.3      4.0%            12.9      5.0%
   Bank                                      23.8     9.3%             10.3      4.0%            12.8      5.0%

1999

Total capital (to risk weighted assets)
   Consolidated                           $  25.7    12.6%           $ 16.3      8.0%          $ 20.3     10.0%
   Bank                                      24.3    12.1%             16.1      8.0%            20.1     10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                              23.1    11.3%              8.2      4.0%            12.2      6.0%
   Bank                                      21.7    10.8%              8.0      4.0%            12.1      6.0%
Tier 1 capital (to average assets)
   Consolidated                              23.1     9.9%              9.4      4.0%            11.7      5.0%
   Bank                                      21.7     9.3%              9.3      4.0%            11.7      5.0%

                                  (Continued)

                              LENAWEE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998




NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  Interest        Net Interest            Net            Earnings (Loss) per Share
                                                                                         -------------------------
                                   Income            Income          Income (Loss)      Basic         Fully Diluted
                                   ------            ------          ------------       -----         -------------
2000
     First quarter            $    4,833,000    $     2,889,000    $      704,000    $     0.83      $     0.81
     Second quarter                5,143,000          3,013,000           822,000          0.96            0.95
     Third quarter                 5,378,000          3,040,000           804,000          0.94            0.93
     Fourth quarter                5,497,000          3,199,000           875,000          1.02            1.02


1999
     First quarter            $    4,149,000    $     2,638,000    $      656,000    $     0.77      $     0.77
     Second quarter                4,323,000          2,822,000           793,000          0.93            0.93
     Third quarter                 4,608,000          3,035,000           844,000          0.99            0.99
     Fourth quarter                4,843,000          3,116,000          (730,000)*       (0.86)          (0.86)

* The significant fluctuation in net income (loss) during the fourth quarter of 1999 is primarily the result of recording additional provision for loan losses of approximately $2.3 million attributed to loans to a single borrower in which the Bank had purchased a participating interest from another financial institution. This event is further discussed in Note 4.

                            COMMON STOCK INFORMATION

There is no active market for Company's common stock, and there is no published information with respect to its market price. There are occasional sales through brokers and direct sales by shareholders of which the Company's management is aware. It is the understanding of the management of the Company that over the last three years, the Company's common stock has sold at prices in excess of book value. During 2000, there were, as far as the Company's management knows, sales of shares of the Company's common stock, involving a total of 81,176 shares. The price was reported to management in only a few of these transactions, and management has no way of confirming the prices that were reported. During this period, the highest price known by management to be paid was $72.50 per share, and the lowest price was $60.00 per share. To the knowledge of management, the last sale of common stock occurred in December 2000, involving the sale of 75 shares at a price of $60.00 per share.

The following table sets forth the range of high and low sales prices of the Company's Common Stock during 2000, 1999, and 1998 , based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                    Cash
                                           Sales Prices (1)                  Dividends Declared (1)
                                           ----------------                  ----------------------
                                       High                Low
                                       ----                ---
             2000
First Quarter...............          $72.50             $65.00                     0.34
Second Quarter..............          $67.50             $62.50                     0.20
Third Quarter...............          $65.00             $60.00                     0.20
Fourth Quarter..............          $67.50             $60.00                     0.20

             1999                      High                Low
First Quarter...............          $46.00             $46.00                     0.23
Second Quarter..............          $52.50             $47.50                     0.16
Third Quarter...............          $70.00             $52.50                     0.17
Fourth Quarter..............          $75.00             $70.00                     0.19

             1998                      High                Low
First Quarter...............          $26.25             $25.00                     0.20
Second Quarter..............          $35.00             $26.25                     0.15
Third Quarter...............          $42.50             $37.00                     0.16
Fourth Quarter..............          $45.00             $42.50                     0.16

(1)      Adjusted for all stock splits.

There are 3,000,000 shares of the Company's common stock authorized, of which 851,551 shares were issued and outstanding as of December 31, 2000. There were approximately 570 shareholders of record, including trusts and shares jointly owned, as of that date.

The holders of the Company's common stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have been paid four times annually. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Company and the Bank to pay dividends is subject to regulatory restrictions and requirements.

Lenawee Bancorp, Inc.                                    This Proxy is solicited
135 East Maumee Street                                   on behalf of the
Adrian, Michigan 49221                                   Board of Directors

                                      PROXY

     The undersigned holder of _________________ shares of capital stock of Lenawee Bancorp, Inc. hereby appoints Douglas L. Kapnick and Allan F. Brittain as Proxies, each with the power to appoint his substitute, and hereby authorizes them to represent and to vote, as designated below, all the shares of Common Stock of Lenawee Bancorp, Inc. held of record by the undersigned on March 8, 2001, at the annual meeting of shareholders to be held April 18, 2001, and at any adjournment thereof.

1.   In the election of three directors to be elected for terms expiring in 2004

     [ ]  FOR all nominees listed below          [ ] WITHHOLD AUTHORITY
          (except as marked to the               to vote for all nominees
           contrary below)                        listed below

     (INSTRUCTION: To withhold authority to vote for any individual nominee strike a line through the nominee's name in the list below.)

            Fred R. Duncan    -    J. Paul Rupert    -    Emory M. Schmidt

2.   Proposal to approve the Lenawee Bancorp 2001 Stock Option Plan.

           [   ]   FOR              [   ]    AGAINST           [   ]    ABSTAIN

3. Proposal to approve the selection of the Corporation's auditors for the 2001 fiscal year.

           [   ]   FOR              [   ]    AGAINST           [   ]    ABSTAIN

4. In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting.


This Proxy, when properly executed, will be voted in the manner directed herein by the undersigned shareholder. If no direction is made, this Proxy will be voted FOR all nominees listed in Item 1 and FOR the Other Proposals.


Please sign exactly as name appears below. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by president or other authorized officer. If a partnership or limited liability company, please sign in partnership or company name by authorized person.


_____________________________________    _______________________________________
Signature                                Signature if held jointly


Dated: ______________________, 2001




PLEASE MARK, SIGN, DATE AND RETURN THE PROXY CARD PROMPTLY USING THE ENCLOSED ENVELOPE.

                                   Exhibit 21

                           Subsidiaries of Registrant

             Name                       Ownership                  Incorporation
             ----                       ---------                  -------------
Bank of Lenawee                            100%                       Michigan

Bank of Washtenaw                          100%                       Michigan

Lenawee Financial Services, Inc.           100% by                    Michigan
                                       Bank of Lenawee

Pavilion Mortgage Company                  100% by                    Michigan
                                       Bank of Lenawee