Form 10-Q
period 2001-03-31
LENAWEE BANCORP INC
filed 2001-05-14
CIK 1112477

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

              |X| Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -------------------------

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

               Yes        |X|                      No          |_|

As of May 11, 2001, there were 849,095 outstanding shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                          DESCRIPTION                           PAGE NO.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Condensed)
          (a)   Report of Independent Accountants                              3
          (b)   Consolidated Balance Sheets                                    4
          (c)   Consolidated Statements of Income and Comprehensive Income     5
          (d)   Consolidated Statements of Cash Flows                          6
          (e)   Notes to Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          14


                           PART II -OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14
Item 2.   Changes in Securities and Use of Proceeds                           14
Item 3.   Defaults Upon Senior Securities                                     15
Item 4.   Submission of Matters to a Vote of Security Holders                 15
Item 5.   Other Information                                                   15
Item 6.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    15

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
Lenawee Bancorp, Inc.
Adrian, Michigan


We have reviewed the consolidated balance sheet of Lenawee Bancorp, Inc. as of March 31, 2001 and the related condensed consolidated statements of income and comprehensive income and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




                                            /s/ Crowe, Chizek and Company LLP

South Bend, Indiana
May 2, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS                                               March 31,
In thousands of dollars                                                                   2001        December 31,
                                                                                       (unaudited)        2000
                                                                                       -----------        ----
ASSETS
Cash and due from banks                                                               $     19,472     $      7,842
Federal funds sold                                                                           8,780            5,150
                                                                                      ------------     ------------
     Total cash and cash equivalents                                                        28,252           12,992

Securities available for sale                                                               20,610           19,321
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            480              360

Loans receivable, net of allowance for loan losses                                         215,534          212,317
Loans held for sale                                                                          1,270              803
Premises and equipment, net                                                                  6,325            5,988
Accrued interest receivable                                                                  1,976            1,899
Mortgage servicing asset                                                                     1,589            1,516
Other assets                                                                                 1,864            2,047
                                                                                      ------------     ------------
     Total assets                                                                     $    280,404     $    259,747
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                              $     39,933     $     37,095
     Interest bearing                                                                      204,686          187,047
                                                                                      ------------     ------------
         Total deposits                                                                    244,619          224,145

Borrowed funds                                                                               7,064            7,936
Accrued interest payable                                                                       962              946
Other liabilities                                                                            1,479            1,256
                                                                                      ------------     ------------
     Total liabilities                                                                     254,124          234,280

Common stock subject to repurchase obligation in ESOP                                        5,191            5,114

Shareholders' Equity
     Common stock and paid-in capital, no par value                                          9,634            9,632
     Retained earnings                                                                      11,324           10,755
     Accumulated other comprehensive income (loss),
       net of tax                                                                              131              (34)
                                                                                      ------------     ------------
         Total shareholders' equity                                                         21,089           20,353
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    280,404     $    259,747
                                                                                      ============     ============

See accompanying notes to consolidated financial statements.

(c)  CONDENSED CONSOLIDATED STATEMENTS OF
     INCOME AND COMPREHENSIVE INCOME (unaudited)                                           Three Months Ended
In thousands of dollars, except per share data                                                  March 31,
                                                                                      -----------------------------
                                                                                           2001           2000
                                                                                           ----           ----
Interest and dividend income
     Loans receivable, including fees                                                 $      4,996     $      4,451
     Taxable securities                                                                        245              260
     Nontaxable securities                                                                      65              100
     Federal funds sold                                                                         93               21
     Other                                                                                      10                1
                                                                                      ------------     ------------
         Total interest and dividend income                                                  5,409            4,833

Interest expense
     Deposits                                                                                2,174            1,745
     Federal Home Loan Bank advances                                                            82              174
     Other                                                                                      18               25
                                                                                      ------------     ------------
         Total interest expense                                                              2,274            1,944
                                                                                      ------------     ------------
Net interest income                                                                          3,135            2,889
     Provision for loan losses                                                                 100               30
                                                                                      ------------     ------------

Net interest income after provision for loan losses                                          3,035            2,859

Noninterest income
     Service charges and fees                                                                  237              268
     Net gains on loan sales                                                                   405               60
     Other                                                                                     115               98
                                                                                      ------------     ------------
                                                                                               757              426
Noninterest expense
     Salaries and employee benefits                                                          1,545            1,313
     Occupancy and equipment                                                                   477              404
     Other                                                                                     692              524
                                                                                      ------------     ------------
                                                                                             2,714            2,241
                                                                                      ------------     ------------
Income before income tax                                                                     1,078            1,044
     Income tax expense                                                                        345              340
                                                                                      ------------     ------------
Net income                                                                            $        733     $        704
                                                                                      ============     ============
Comprehensive income                                                                  $        898     $        628
                                                                                      ============     ============
Basic earnings per share                                                              $       0.86     $       0.83
                                                                                      ============     ============
Diluted earnings per share                                                            $       0.85     $       0.81
                                                                                      ============     ============
Dividends per share                                                                   $       0.20     $       0.34
                                                                                      ============     ============

          See accompanying notes to consolidated financial statements.

(d)  CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (unaudited)                                                                Three Months Ended
In thousands of dollars                                                                         March 31,
                                                                                      -----------------------------
                                                                                           2001           2000
                                                                                           ----           ----
Cash flows from operating activities
     Net income                                                                       $        733        $     704
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          177              182
         Provision for loan losses                                                             100               30
         Net amortization and accretion on securities
           available for sale                                                                   14               16
         Amortization of mortgage servicing rights                                             132               22
         Loans originated for sale                                                         (47,188)          (4,221)
         Proceeds from sale of mortgage loans                                               46,921            4,322
         Net gains on sales of mortgage loans                                                 (405)             (60)
     Net change in:
         Accrued interest receivable                                                           (77)            (209)
         Other assets                                                                          165              152
         Accrued interest payable                                                               16               73
         Other liabilities                                                                     156             (237)
                                                                                      ------------     ------------
              Net cash from operating activities                                               744              774
                                                                                      ------------     ------------
Cash flows from investing activities Securities available for sale:
         Maturities, calls and principal payments                                              947            1,814
         Purchases                                                                          (2,000)               -
     Purchase of Federal Reserve Bank stock                                                   (120)               -
     Net premises and equipment expenditures                                                  (514)             (54)
     Net increase in loans                                                                  (3,317)          (5,766)
                                                                                      ------------     ------------
              Net cash from investing activities                                            (5,004)          (4,006)
                                                                                      ------------     ------------
Cash flows from financing activities
     Net change in deposits                                                                 20,477            6,684
     Net change in borrowed funds                                                             (872)          (3,293)
     Change in shareholders' equity                                                            (85)            (220)
                                                                                      ------------     ------------
              Net cash from financing activities                                            19,520            3,171
                                                                                      ------------     ------------
Net change in cash and cash equivalents                                                     15,260              (61)

Cash and cash equivalents at beginning of period                                            12,992            9,510
                                                                                      ------------     ------------
Cash and cash equivalents at end of period                                            $     28,252     $      9,449
                                                                                      ============     ============

     Cash paid for:
         Interest                                                                     $      2,258      $     1,871
         Income taxes                                                                            -                -

          See accompanying notes to consolidated financial statements.

(e)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Lenawee Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (together "the Banks"). The Bank of Lenawee includes its wholly-owned subsidiaries, Lenawee Financial Services and Pavilion Mortgage Company (the "Mortgage Company"). The Mortgage Company began operations on January 2, 2001 and was formed to provide a broader array of products for expanding market needs. The Bank of Washtenaw began operations on January 8, 2001 and was formed to expand the Company's market presence. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a two-bank holding company which conducts limited business activities. The Banks perform the majority of the Company's business activities.

The Banks provide a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. It maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.


NOTE 2 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3 - EARNING PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three months ended March 31, 2001 and 2000 is presented below:

                                                                                   2001            2000
                                                                                   ----            ----
      Basic earnings per share
      Net income available to common shareholders                               $    733,000    $    704,000
                                                                                ============    ============
      Weighted average common shares outstanding                                     851,884         852,939
                                                                                ============    ============
      Basic earnings per share                                                  $       0.86    $       0.83
                                                                                ============    ============

      Diluted earnings per share
      Net income available to common shareholders                               $    733,000    $    704,000
                                                                                ============    ============
      Weighted average common shares outstanding                                     851,884         852,939
      Add:  Dilutive effects of exercise of stock options                              9,951          12,343
                                                                                ------------    ------------
      Weighted average common and dilutive
        potential shares outstanding                                                 861,835         865,282
                                                                                ============    ============
      Diluted earnings per share                                                $       0.85    $       0.81
                                                                                ============    ============

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is generally equivalent to the market value of the underlying stock at the grant date. For stock options granted below market price, compensation expense is based upon the difference between the market value and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for stock options was not significant for the three months ended March 31, 2001 and 2000.

                                                                                    2001             2000
                                                                                    ----             ----
     Net income as reported                                                     $    733,000    $    704,000
     Proforma net income                                                             721,000         691,000
     Reported earnings per common share
         Basic                                                                  $       0.86    $       0.83
         Diluted                                                                        0.85            0.81
     Proforma earnings per common share
         Basic                                                                          0.85            0.81
         Diluted                                                                        0.84            0.80

No options were granted during the three months ended March 31, 2001. The weighted average fair value of stock options granted during the three months ended March 31, 2000 was $21.43 and was estimated using an option pricing model with the following weighted average information as of the grant date; risk-free interest rate of 6.65%, expected option life of 8 years, expected stock price volatility of 0.21 and expected dividends of 1.35%. In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase.

Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and vest over five years. Information about options available for grant and options granted follows:

                                                                            Weighted-
                                                                             Average
                                                    Available                Options                Exercise
                                                    For Grant              Outstanding               Price
                                                    ---------              -----------               ------
     Balance at January 1, 2000                          27,460                 22,160           $      25.14
         Options issued                                  (5,720)                 5,720                  44.00
                                                   ------------           ------------           ------------
     Balance at March 31, 2000
       and December 31, 2000
       and March 31, 2001                                21,740                 27,880           $      29.01
                                                   ============           ============           ============

At March 31, 2001, options  outstanding had a weighted average remaining life of
6.9 years. There were 21,180 options exercisable at March 31, 2001 with a weighted-average exercise price of $25.68.


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are required to be recorded in the income statement. Fair value changes involving hedges will be recorded by offsetting gains or losses on the hedges and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Company's financial condition or results of operations.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000.

FINANCIAL CONDITION

Cash and cash equivalents
The increase in cash and cash equivalents of approximately 117%, or $15.2 million, during the first three months of 2001 was primarily related to the significant growth in the Company's deposits, as discussed more fully below.

Securities
The Company's investment securities portfolio increased slightly during the first quarter of 2001. Principal repayments on mortgage-backed securities were more than offset by the purchase of a $2.0 million government agency securities during the period. The mix of the securities portfolio remains relatively unchanged from period to period over the long term.

Loans
Loan growth continued through the first quarter of 2001. During the first three months, annualized loan growth was approximately 6%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. Over the long term, the trend continues toward an increased percentage of residential mortgage and business loans.

In addition to the increase in loans for the portfolio, the Company experienced a significant increase in the volume of its residential mortgage loans sold into the secondary market. The significant decreases in short-term interest rates during the first quarter has also caused a decline in mortgage interest rates, increasing consumers interest in refinancing existing mortgage loans. Management expects this trend to continue into the second quarter of 2001.

Credit Quality
The Company continues to monitor the asset quality of the loan portfolio utilizing a loan review officer who, combined with an external loan review team, periodically submits reports to the Chief Lending Officer and to the Board of Directors regarding the credit quality of the loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Company's loan portfolio.

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

The chart below shows the makeup of the Company's nonperforming assets by type, in thousands of dollars, as of March 31, 2001 and 2000, and December 31, 2000.

                                                                        3/31/2001      12/31/2000       3/31/2000
                                                                        ---------      ----------       ---------
     Nonaccrual loans                                                  $       112    $        113     $      1,571
     90 days or more past due & still accruing                                 214             523               85
     Other nonperforming loans                                                   -               -            1,148
                                                                       -----------    ------------     ------------
         Total nonperforming loans                                             326             636            2,804
     Other real estate                                                         583             294              377
                                                                       -----------    ------------     ------------
         Total nonperforming assets                                    $       909    $        930     $      3,181
                                                                       ===========    ============     ============

     Nonperforming loans as a percent of total loans                          .15%            .30%            1.38%
     Nonperforming assets as a percent of total loans                         .41%            .43%            1.57%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                      14.04%          27.81%           60.18%

During the first quarter of 2001, the Company increased its provision for loan losses over the same period in 2000 due to increases in loan volume and net charge-offs. The provision provides for currently anticipated losses inherent in the current portfolio. Activity in the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2001 and 2000 follows:

                                                                                     2001             2000
                                                                                     ----             ----
     Balance at beginning of period                                               $      2,287    $      4,646
     Loans charged off                                                                    (135)            (44)
     Recoveries credited to allowance                                                       70              27
     Provision charged to operations                                                       100              30
                                                                                  ------------    ------------
     Balance at end of period                                                     $      2,322    $      4,659
                                                                                  ============    ============

The decrease in non-performing loans and the allowance for loan losses from March 31, 2000 to March 31, 2001 is primarily related to the charge-off of loans related to a single borrower subsequent to March 31, 2000 as described in prior filings of the Company.

Deposits
Total deposits increased significantly during the quarter at a rate higher than experienced in recent periods. Annualized deposit growth for the quarter was 33.5%, compared to 12.5% for all of 2000. Interest bearing deposits experienced the majority of the increase during the period. The increase was a combination of promotions related to the opening of the Bank of Washtenaw and a shift in consumer preferences to short-term deposit investments due to the decline in the capital markets during the period. Management anticipates moderate deposit growth during 2001 as a result of continued expansion in the Company's new and existing markets.

Liquidity
The Bank maintained an average funds sold position for the first quarter of 2001 primarily related to the increase in deposits as discussed above, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Borrowings declined slightly from December 31, 2000, and management anticipates that deposit and loan growth will cause continued variation in the short term funds position of the Company. The Company has a number of additional liquidity sources should the need arise, and management has no concerns of the liquidity position of the Company.

Capital Resources
The Company and both Banks were categorized as well capitalized at March 31, 2001. Actual and required capital levels (in millions) and ratios were:

                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                     Minimum Required              Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount     Ratio           Amount      Ratio         Amount     Ratio
                                          ------     -----           ------      -----         ------     -----
Total capital (to risk weighted assets)
   Consolidated                           $  28.5    11.4%           $ 20.1      8.0%          $ 25.1     10.0%
   Bank of Lenawee                           23.2    10.1%             18.4      8.0%            23.0     10.0%
   Bank of Washtenaw                          4.2    20.7%              1.6      8.0%             2.0     10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                              26.1    10.4%             10.0      4.0%            15.0      6.0%
   Bank of Lenawee                           21.1     9.2%              9.2      4.0%            13.8      6.0%
   Bank of Washtenaw                          4.0    19.8%               .8      4.0%             1.2      6.0%
Tier 1 capital (to average assets)
   Consolidated                              26.1     9.5%             11.0      4.0%            13.7      5.0%
   Bank of Lenawee                           21.1     8.3%             10.1      4.0%            12.6      5.0%
   Bank of Washtenaw                          4.0    19.2%               .8      4.0%             1.0      5.0%

Results of Operations

Net Income

Net income increased 4%, basic earnings per share increased from $0.83 to $0.86 and dividends per share decreased from $0.34 to $0.20 when comparing the results of the first three months of 2001 to the same period in 2000.

The increase in net income and earnings per share was primarily related to continued growth in net interest income and a significant increase in the gain on sales of mortgage loans which were offset by an increase in non-interest expense, as more fully discussed below. The decrease in dividends per share was related to a special dividend of $0.15 per share that was paid during the three months ended March 31, 2000 which was not paid this year in order to preserve the Corporation's capital base for the formation of the Bank of Washtenaw during the first quarter of 2001.

Net Interest Income
The yield on interest earning assets decreased for the quarter ended March 31, 2001 as compared to the same period in the prior year primarily as a result of the general decline in industry rates during the first quarter of 2001. However, the cost of funds on interest bearing liabilities increased for the quarter ended March 31, 2001 as compared to the same period during the prior year primarily as a result of increasing time deposit rates during 2000 for which 2001 declining interest rates have not fully impacted due to the varying contractual maturities of these time deposits. The combination of higher cost of funds and a lower yield on interest earning assets has resulted in decreases in the interest rate spread and net interest margin of the Company. However, the Company's net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the three month periods ended March 31, 2001 and 2000.

Yield Analysis of Consolidated Average Assets and Liabilities
Dollars in thousands                               3/31/2001                                3/31/2000
                                                   ---------                                ---------
                                    Average        Interest                    Average      Interest
                                  Outstanding       Earned/      Yield/      Outstanding     Earned/     Yield/
                                    Balance          Paid         Rate         Balance        Paid        Rate
                                    -------          ----         ----         -------        ----        ----
Interest earning assets:
Loans (1)                        $   217,001     $     4,996      9.21%    $   192,514    $     4,451      9.25%
Investment securities (2) (3)         22,048             310      5.62%         24,684            360      5.83%
Federal funds sold and other           7,883             103      5.23%          1,688             22      5.21%
                                 -----------     -----------               -----------    -----------
     Total int. earning assets       246,932           5,409      8.76%        218,886          4,833      8.83%

Interest bearing liabilities:
Interest bearing demand
  deposits                       $    55,532     $       378      2.72%    $    51,792    $       422      3.26%
Savings deposits                      23,215              85      1.46%         23,486             88      1.50%
Time deposits                        113,657           1,711      6.02%         89,980          1,235      5.49%
Other borrowings                       7,782             100      5.15%         13,336            199      5.97%
                                 -----------     -----------               -----------    -----------
     Total int. bearing
          liabilities                200,186           2,274      4.54%        178,594          1,944      4.35%

Net interest income (3)                          $     3,135                              $     2,889
                                                 ===========                              ===========
Net spread (3)                                                    4.22%                                    4.48%
                                                                 ======                                   ======
Net interest margin (3)                                           5.08%                                    5.28%
                                                                 ======                                   ======
Ratio of interest earning assets to
  interest bearing liabilities          1.23                                      1.23
                                     =======                                  ========

(1) Non-accrual loans and overdrafts are included in the average balances of loans.
(2)  Includes Federal Home Loan Bank stock.
(3) Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.


Noninterest Income
For the first quarter of 2001, noninterest income from banking products and services increased 78% as compared to the same period in 2000. Declining interest rates during the first quarter of 2001 resulted in an increase in originations of residential mortgage loans and, accordingly, the Company's volume of loan sales. An increase in net gains on loan sales of $345,000 was the primary factor contributing to the overall noninterest income growth.

Noninterest Expense
Noninterest expense has also increased over the same period of 2000, reflecting continued growth and expansion of the Company. Total noninterest expense, excluding provision for loan losses, for the first three months of 2001 was 21% above the same period for 2000. An increase in salaries and employee benefits of approximately 18% was the primary factor contributing to the overall increase. This increase, along with slight increases in occupancy and equipment and other expense, are mainly attributable to the staffing and start-up costs related to the formation of the Bank of Washtenaw and general Company growth. Management expects these costs to continue rising as the Company experiences continued growth consistent with its Strategic Plan.

Federal Income Tax
The slight increase in federal income taxes during the first quarter of 2001 is directly related to the increase in income before income taxes.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "foresee", "intends", "is likely", "plans", "product", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2000, which information can be located in the Form 10-K document.

                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.


ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION
       None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits: None

(b)      Report on Form 8-K: None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lenawee Bancorp, Inc.
May 14, 2001


         /s/ Patrick K. Gill
         Patrick K. Gill
         President

         /s/ Loren V. Happel
         Loren V. Happel
         Chief Financial Officer