Form 10-Q
period 2001-06-30
LENAWEE BANCORP INC
filed 2001-08-14
CIK 1112477

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                     Yes  [X]                   No [ ]

As of August 7, 2001, there were 848,537 outstanding shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                       DESCRIPTION                              PAGE NO.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Condensed)
         (a)    Report of Independent Accountants                            3
         (b)    Condensed Consolidated Balance Sheets                        4
         (c)    Condensed Consolidated Statements of Income
                   and Comprehensive Income                                  5
         (d)    Condensed Consolidated Statements of Cash Flows              6
         (e)    Notes to Condensed Consolidated Financial Statements         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14


                           PART II -OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15
Item 2.  Changes in Securities and Use of Proceeds                          15
Item 3.  Defaults Upon Senior Securities                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                15
Item 5.  Other Information                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
Lenawee Bancorp, Inc.
Adrian, Michigan


We have reviewed the condensed consolidated balance sheet of Lenawee Bancorp, Inc. as of June 30, 2001, the related condensed consolidated statements of income and comprehensive income for the quarter and year to date periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the year to date periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




                                              Crowe, Chizek and Company LLP

South Bend, Indiana
August 7, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS                                               June 30,
In thousands of dollars                                                                   2001          December 31,
                                                                                       (unaudited)          2000
                                                                                       -----------          ----
ASSETS
Cash and due from banks                                                               $      9,005     $      7,842
Federal funds sold                                                                               -            5,150
                                                                                      ------------     ------------
     Total cash and cash equivalents                                                         9,005           12,992

Securities available for sale                                                               26,259           19,321
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            480              360

Loans receivable, net of allowance for loan losses of $2,321 at June 30,
     2001 (unaudited) and $2,287 at December 31, 2000                                      215,170          212,317
Loans held for sale                                                                          1,872              803
Premises and equipment, net                                                                  6,594            5,988
Accrued interest receivable                                                                  1,755            1,899
Mortgage servicing rights                                                                    1,725            1,516
Other assets                                                                                 1,656            2,047
                                                                                      ------------     ------------
     Total assets                                                                     $    267,020     $    259,747
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                              $     44,655     $     37,095
     Interest bearing                                                                      186,464          187,047
                                                                                      ------------     ------------
         Total deposits                                                                    231,119          224,142

Borrowed funds                                                                               6,930            7,936
Accrued interest payable                                                                       915              946
Other liabilities                                                                            1,387            1,256
                                                                                      ------------     ------------
     Total liabilities                                                                     240,351          234,280

Common stock subject to repurchase obligation in ESOP                                        4,619            5,114

Shareholders' Equity
     Common stock and paid-in capital, no par value: 3,000,000 shares authorized; shares issued and outstanding: 848,537 - 2001 (unaudited);
       851,551 - 2000                                                                        9,975            9,632
     Retained earnings                                                                      11,877           10,755
     Accumulated other comprehensive income (loss),
       net of tax                                                                              198              (34)
                                                                                      ------------     ------------
         Total shareholders' equity                                                         22,050           20,353
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    267,020     $    259,747
                                                                                      ============     ============

          See accompaying notes to consolidated financial statements.

(c)  CONDENSED CONSOLIDATED
     STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME (unaudited)                            Three Months Ended                Six Months Ended
In thousands of dollars, except per share data                        June 30,                         June 30,
                                                            ----------------------------     ----------------------------
                                                                2001           2000              2001            2000
                                                                ----           ----              ----            ----
Interest and dividend income
     Loans receivable, including fees                       $      4,940    $      4,793     $      9,936    $      9,244
     Taxable securities                                              302             290              547             550
     Nontaxable securities                                            62              50              127             150
     Federal funds sold                                               85               9              178              30
     Other                                                            30               1               40               2
                                                            ------------    ------------     ------------    ------------
         Total interest and dividend income                        5,419           5,143           10,828           9,976

Interest expense
     Deposits                                                      2,129           1,844            4,303           3,589
     Federal Home Loan Bank advances                                  84             232              166             406
     Other                                                            41              54               59              79
                                                            ------------    ------------     ------------    ------------
         Total interest expense                                    2,254           2,130            4,528           4,074
                                                            ------------    ------------     ------------    ------------

Net interest income                                                3,165           3,013            6,300           5,902
     Provision for loan losses                                        44               -              144              30
                                                            ------------    ------------     ------------    ------------

Net interest income after provision
  for loan losses                                                  3,121           3,013            6,156           5,872

Noninterest income
     Service charges and fees                                        372             293              662             561
     Net gains on loan sales                                         579             143              984             203
     Other                                                            62              24              124             122
                                                            ------------    ------------     ------------    ------------
                                                                   1,013             460            1,770             886

Noninterest expense
     Salaries and employee benefits                                1,790           1,306            3,335           2,619
     Occupancy and equipment                                         498             442              975             846
     Other                                                           791             510            1,483           1,034
                                                            ------------    ------------     ------------    ------------
                                                                   3,079           2,258            5,793           4,499
                                                            ------------    ------------     ------------    ------------
Income before income tax                                           1,055           1,215            2,133           2,259
     Income tax expense                                              332             393              677             733
                                                            ------------    ------------     ------------    ------------

Net income                                                  $        723    $        822     $      1,456    $      1,526
                                                            ============    ============     ============    ============

Comprehensive income                                        $        790    $        893     $      1,688    $      1,521
                                                            ============    ============     ============    ============
Basic earnings per share                                    $        .85    $        .96     $       1.71    $       1.79
                                                            ============    ============     ============    ============
Diluted earnings per share                                  $        .84    $        .95     $       1.69    $       1.76
                                                            ============    ============     ============    ============
Dividends per share                                         $        .20    $        .20     $        .40    $        .54
                                                            ============    ============     ============    ============

          See accompaying notes to consolidated financial statements.

(d)  CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (unaudited)                                                                 Six Months Ended
In thousands of dollars                                                                         June 30,
                                                                                      -----------------------------
                                                                                           2001           2000
                                                                                           ----           ----
Cash flows from operating activities
     Net income                                                                       $      1,456     $      1,526
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          395              356
         Provision for loan losses                                                             144               30
         Net amortization and accretion on securities
           available for sale                                                                   37               32
         Amortization of mortgage servicing rights                                             274              103
         Loans originated for sale                                                         (58,644)         (15,435)
         Proceeds from sale of mortgage loans                                               58,076           15,094
         Net gains on sales of mortgage loans                                                 (984)            (203)
     Net change in:
         Accrued interest receivable                                                           144              (21)
         Other assets                                                                          373              (50)
         Accrued interest payable                                                              (31)              28
         Other liabilities                                                                      29             (275)
                                                                                      ------------     ------------
              Net cash from operating activities                                             1,269            1,185
                                                                                      ------------     ------------

Cash flows from investing activities Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                                     3,902            2,630
     Purchases of:
         Federal Reserve Bank stock                                                           (120)               -
         Securities available for sale                                                     (10,525)               -
         Premises and equipment, net                                                        (1,001)            (132)
     Net increase in loans                                                                  (2,997)         (16,403)
                                                                                      ------------     ------------
              Net cash from investing activities                                           (10,741)         (13,905)

Cash flows from financing activities
     Net change in deposits                                                                  6,977           13,549
     Net change in borrowed funds                                                           (1,006)           4,158
     Change in shareholders' equity                                                           (486)            (349)
                                                                                      ------------     ------------
              Net cash from financing activities                                             5,485           17,358
                                                                                      ------------     ------------

Net change in cash and cash equivalents                                                     (3,987)           4,638

Cash and cash equivalents at beginning of period                                            12,992            9,510
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $      9,005     $     14,148
                                                                                      ============     ============
     Cash paid for:
         Interest                                                                     $      4,559     $      4,046
         Income taxes                                                                          662              230

     Transfer from:
         Loans to foreclosed real estate                                                         -              126

          See accompaying notes to consolidated financial statements.

(e)   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

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

The Banks provide a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. They maintain diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.


NOTE 2 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Lenawee Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3 - EARNING PER SHARE
A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and six months ended June 30, 2001 and 2000 is presented below in thousands, except for per share information:

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2001            2000             2001            2000
                                                          ----            ----             ----            ----
Basic earnings per share
Net income available to common shareholders          $        723     $        822    $      1,456     $      1,526
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    850              854             851              854
                                                     ============     ============    ============     ============
Basic earnings per share                             $        .85     $        .96    $       1.71     $       1.79
                                                     ============     ============    ============     ============

Diluted earnings per share
Net income available to common shareholders          $        723     $        822    $      1,456     $      1,526
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    850              854             851              854
Add:  Dilutive effects of exercise of stock options            10               14              10               13
                                                     ------------     ------------    ------------     ------------
Weighted average common and dilutive
  potential shares outstanding                                860              868             861              867
                                                     ============     ============    ============     ============
Diluted earnings per share                           $        .84     $        .95    $       1.69     $       1.76
                                                     ============     ============    ============     ============

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is based on an independent appraisal of the underlying stock at the grant date. For stock options granted below market price, compensation expense is based upon the difference between the market value and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for stock options was not significant for the three and six months ended June 30, 2001 and 2000.

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                                   2001             2000                2001            2000
                                                   ----             ----                ----            ----
Net income as reported                         $    723,000     $    822,000      $   1,456,000     $   1,526,000
Proforma net income                                 704,000          809,000          1,425,000         1,499,000
Reported earnings per common share
     Basic                                     $        .85     $        .96      $        1.71     $      1.79
     Diluted                                            .84              .95               1.69            1.76
Proforma earnings per common share
     Basic                                     $        .83     $        .95      $        1.67     $      1.76
     Diluted                                            .82              .93               1.66            1.73

The weighted average fair value of stock options granted during the three months ended June 30, 2001 was $20.18 and was estimated using an option pricing model with the following weighted average information as of the grant date: risk-free interest rate of 4.88%, expected option life of 8 years, expected stock price volatility of 23% and expected dividends of 1.44%. In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase.

Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and vest over five years. As of January 1, 2001, the Company's original stock option plan expired, and on April 18, 2001 the shareholders of the Company approved a new plan allowing for up to 50,000 stock options to be granted over the next five years. Information about options available for grant and options granted follows:

                                                                                                    Weighted-
                                                                                                     Average
                                                      Available              Options                Exercise
                                                      For Grant            Outstanding               Price
                                                      ---------            -----------               ------
     Balance at January 1, 2001                          21,740                 27,880           $      29.01
         Expiration of non-granted
           options                                      (21,740)                     -                      -
         Options approved                                50,000                      -                      -
         Options issued                                  (7,200)                 7,200                  51.00
                                                   ------------           ------------           ------------
     Balance at June 30, 2001                            42,800                 35,080           $      33.53
                                                   ============           ============           ============

At June 30, 2001,  options  outstanding had a weighted average remaining life of
7.2 years. There were 22,332 options exercisable at June 30, 2001 with a weighted-average exercise price of $27.64.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of Lenawee Bancorp, Inc. and its subsidiaries, Bank of Lenawee and Bank of Washtenaw (the "Banks"), as of June 30, 2001 for the three and six month periods ended June 30, 2001 and 2000.

FINANCIAL CONDITION

Securities
The balance of our securities portfolio increased by $6.9 million during the first half of 2001. Purchases of securities available for sale totaling $10.5 million were partially offset by principal repayments on mortgage backed securities and maturities within the portfolio totaling $3.9 million. The net increase in securities was primarily related to the increase in customer deposits.

Loans
Loan growth continued through the first half of 2001. During the first six months of 2001, annualized loan growth was 3.7%. The mix of the loan portfolio remains relatively unchanged from prior periods.

In addition to the increase in portfolio loans, we experienced a significant increase in the volume of our residential mortgage loans sold into the secondary market. The significant decrease in short-term interest rates during the first half of 2001 also caused a decline in mortgage interest rates, increasing consumer interest in refinancing existing mortgage loans.

Credit Quality
We continue to monitor the asset quality of the loan portfolio utilizing a loan review officer who, combined with external loan review specialists, periodically submits reports to the Chief Lending Officer and to the Board of Directors regarding the credit quality of the loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the our loan portfolio.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and
(3) other nonperforming loans (but not included in (1) or (2) above) which consist of loan arrangements under the Business Manager program. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. Our classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the makeup of our nonperforming assets by type, in thousands of dollars, as of June 30, 2001 and 2000, and December 31, 2000.

                                                                        6/30/2001     12/31/2000       6/30/2000
                                                                        ---------     ----------       ---------
     Nonaccrual loans                                                  $       145    $       113     $      1,571
     90 days or more past due & still accruing                                 535            523              203
     Other nonperforming loans                                                   -              -            1,069
                                                                       -----------    -----------     ------------
         Total nonperforming loans                                             680            636            2,843
     Other real estate                                                         435            294              377
                                                                       -----------    -----------     ------------
         Total nonperforming assets                                    $     1,115    $       930     $      3,220
                                                                       ===========    ===========     ============

     Nonperforming loans as a percent of total loans                          .31%           .30%            1.33%
     Nonperforming assets as a percent of total loans                         .51%           .43%            1.51%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                       29.3%         27.81%           61.46%

We increased our provision for loan losses for the first six months of 2001 compared to the same period in 2000 due to increases in loan volume and net charge-offs. The provision provides for anticipated losses in our current portfolio.

Deposits
Total deposit growth for the first half of 2001 was approximately $7.0 million. Annualized deposit growth for the half was 6.2%, compared to 12.5% for all of 2000. This increase is primarily the result of a significant increase in noninterest bearing deposits which was partially offset by a small decrease in interest bearing deposits. We anticipate moderate deposit growth during 2001 as a result of continued expansion in new and existing markets.

Liquidity
We maintained an average funds sold position for the first half of 2001, although we generally move in and out of the fed funds market as liquidity needs vary. Borrowings decreased from December 31, 2000, and we anticipate that deposit and loan growth will cause continued variation in our short term funds position. We have a number of additional liquidity sources should the need arise, and management has no concerns for the liquidity position of the Company.

Capital Resources
The Company and both Banks were categorized as well capitalized at June 30, 2001. Actual and required capital levels (in millions) and ratios were:

                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                     Minimum Required              Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount     Ratio           Amount      Ratio         Amount     Ratio
                                          ------     -----           ------      -----         ------     -----
Total capital (to risk weighted assets)
   Consolidated                           $  28.7    12.2%           $ 18.8      8.0%          $ 23.5     10.0%
   Bank of Lenawee                           23.9    11.3%             16.9      8.0%            21.1     10.0%
   Bank of Washtenaw                          4.3    17.8%              1.9      8.0%             2.4     10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                              26.5    11.3%              9.4      4.0%            14.1      6.0%
   Bank of Lenawee                           21.9    10.4%              8.4      4.0%            12.7      6.0%
   Bank of Washtenaw                          4.1    16.9%              1.0      4.0%             1.4      6.0%
Tier 1 capital (to average assets)
   Consolidated                              26.5     9.3%             11.4      4.0%            14.3      5.0%
   Bank of Lenawee                           21.9     8.6%             10.2      4.0%            12.8      5.0%
   Bank of Washtenaw                          4.1    13.5%              1.2      4.0%             1.5      5.0%

Results of Operations

Net Income

Net income decreased 4.6%, basic earnings per share decreased from $1.79 to $1.71 and dividends per share decreased from $0.54 to $0.40 when comparing the results of the six months ended June 30, 2001 to the same period of 2000. Net income decreased 12%, basic earnings per share decreased from $0.96 to $0.85 and dividends per share remained at $0.20 when comparing the results of the three months ended June 30, 2001 to the same period in 2000.

The decrease in net income for the three and six months ended June 30, 2001 when compared to the same periods of 2000, is primarily the result of increased noninterest expenses partially offset by increased net interest income and increased gains on the sales of loans. The decrease in dividends per share for the six months ended June 30, 2001 was related to a special dividend of $0.15 per share that was paid during the three months ended March 31, 2000 which was not paid this year in order to preserve our capital base for the formation of the Bank of Washtenaw during the first quarter of 2001.

Net Interest Income
The yield on interest earning assets decreased for the three and six months ended June 30, 2001 as compared to the same periods in the prior year primarily as a result of the general decline in interest rates during the first half of 2001. However, the cost of funds on interest bearing liabilities increased slightly for the six months ended June 30, 2001 as compared to the same period during the prior year primarily as a result of increasing time deposit rates during 2000 for which 2001 declining interest rates have not fully impacted due to the varying contractual maturities of these time deposits. The combination of higher cost of funds and a lower yield on interest earning assets resulted in decreases in our interest rate spread and net interest margin. However, our net interest margin remains quite strong, and we continue to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest bearing assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the six month periods ended June 30, 2001 and 2000.

Yield Analysis of Consolidated Average Assets and Liabilities
Dollars in thousands                              6/30/2001                                  6/30/2000
                                                  ---------                                  ---------
                                    Average       Interest                     Average       Interest
                                  Outstanding      Earned/       Yield/      Outstanding      Earned/     Yield/
                                    Balance         Paid          Rate         Balance         Paid        Rate
                                    -------         ----          ----         -------         ----        ----
Interest earning assets:
Loans (1)                        $   215,639     $     9,936      9.22%    $   198,919    $     9,244      9.29%
Investment securities (2) (3)         24,670             678      5.50%         24,457            700      5.72%
Federal funds sold and other           8,860             214      4.83%          1,204             32      5.32%
                                 -----------     -----------               -----------    -----------
     Total int. earning assets       249,169          10,828      8.70%        224,580          9,976      8.88%

Interest bearing liabilities:
Interest bearing demand
  deposits                       $    54,573     $       712      2.61%    $    52,696    $       883      3.35%
Savings deposits                      23,787             176      1.48%         23,817            179      1.50%
Time deposits                        118,133           3,415      5.78%         91,705          2,527      5.51%
Other borrowings                       7,650             225      5.88%         16,114            485      6.02%
                                 -----------     -----------               -----------    -----------
     Total int. bearing
      liabilities                $   204,143           4,528      4.44%    $   184,332          4,074      4.42%
                                 ===========                               ===========

Net interest income (3)                          $     6,300                              $     5,902
                                                 ===========                              ===========
Net spread (3)                                                    4.26%                                    4.46%
                                                                 ======                                    =====
Net interest margin (3)                                           5.06%                                    5.16%
                                                                 ======                                    =====
Ratio of interest earning assets
 to interest bearing liabilities        1.22                                      1.22
                                  ==========                               ===========

(1) Non-accrual loans and overdrafts are included in the average balances of loans.
(2)  Includes Federal Home Loan Bank stock.
(3) Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the three and six months ended June 30, 2001, noninterest income from banking products and services increased 120% and 100% as compared to the same periods in 2000. Declining interest rates during the first half of 2001 increased the originations of residential mortgage loans and, accordingly, our volume of loan sales. Increases in net gains on loan sales of $436,000 and $781,000 for the three and six month periods end June 30, 2001 compared to the same periods of 2000 were the primary factors contributing to the overall noninterest income growth.

Noninterest Expenses
Noninterest expense also increased over the same periods of 2000, reflecting our continued growth and expansion. Total noninterest expense, excluding provision for loan losses, for the three and six month periods ended June 30, 2001 was 36% and 29% above the same periods for 2000. Increases in salaries and employee benefits for the three and six month periods ended June 30, 2001 of approximately 37% and 27% were the primary factors contributing to the overall increase. These increases, along with increases in occupancy and equipment and other expense, are mainly attributable to the staffing and start-up costs related to the formation of the Bank of Washtenaw and our general growth. We expect these costs to continue to rise as we experience continued growth consistent with our Strategic Plan.

Federal Income Tax
There was no significant change in our income tax position during the second quarter of 2001.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "foresee", "intends", "is likely", "plans", "product", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is interest rate risk and liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. We have a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to our safety and soundness.

Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, we seek to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistence and continuity. Evaluating the quantitative level of IRR exposure requires us to assess the existing and potential future effects of changes in interest rates on our consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

We have not experienced a material change in our financial instruments that are sensitive to changes in interest rates since December 31, 2000, which information can be located in our report on Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company. Our wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw, are involved in ordinary routine litigation incident to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Banks. Neither the Banks nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Banks, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on April 18, 2001. At that meeting, the following matters were submitted to a vote of the shareholders. There were 854,156 voting shares outstanding on March 8, 2001, the record date for the meeting. 695,934 shares, or 81% of the shares eligible to vote, were voted at the meeting.

The following directors were elected at the meeting, each for a term expiring in 2004, based on the vote stated opposite their names:

                                             Authority           Abstentions and
                               For           Withheld           Broker Non-votes
                               ---           --------           ----------------
     Fred R. Duncan          685,701          10,233                  -0-
     J. Paul Rupert          688,747           7,187                  -0-
     Emory M. Schmidt        671,520          24,414                  -0-

A proposal to approve the Lenawee Bancorp 2001 Stock Option Plan was adopted at the meeting, based on the following vote:

                                          Authority              Abstentions and
                 For                      Withheld              Broker Non-votes
                 ---                      --------              ----------------
               609,889                     68,772                    17,273


A proposal to approve the Corporation's auditors for the 2001 fiscal year was adopted at the meeting based on the following vote:


                                          Authority              Abstentions and
                 For                      Withheld              Broker Non-votes
                 ---                      --------              ----------------
               689,584                      6,350                      -0-


ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LENAWEE BANCORP, INC.
                                                     (Registrant)



Date:      August 13, 2001                           /s/ Patrick K. Gill
                                                     Patrick K. Gill
                                                     President


Date:      August 13, 2001                           /s/ Loren V. Happel
                                                     Loren V. Happel
                                                     Chief Financial Officer