Form 10-Q
period 2001-09-30
LENAWEE BANCORP INC
filed 2001-11-13
CIK 1112477

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

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

                  Yes [X]                No  [ ]

As  of  November  2,  2001,  there  were  848,537   outstanding  shares  of  the
registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                            DESCRIPTION                         PAGE NO.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (Unaudited)
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

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
Lenawee Bancorp, Inc.
Adrian, Michigan


We have reviewed the condensed consolidated balance sheet of Lenawee Bancorp, Inc. as of September 30, 2001, the related condensed consolidated statements of income and comprehensive income for the quarter and year to date periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the year to date periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




                                             Crowe, Chizek and Company LLP

South Bend, Indiana
October 30, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS                                             September 30,
In thousands of dollars                                                                   2001        December 31,
                                                                                       (unaudited)        2000
                                                                                       -----------        ----
ASSETS
Cash and due from banks                                                               $     11,956     $      7,842
Federal funds sold                                                                               -            5,150
                                                                                      ------------     ------------
     Total cash and cash equivalents                                                        11,956           12,992

Securities available for sale                                                               25,970           19,321
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            480              360

Loans, net of allowance for loan losses of $2,278 at September 30,
     2001 (unaudited) and $2,287 at December 31, 2000                                      214,968          212,317
Loans held for sale                                                                          2,288              803
Premises and equipment, net                                                                  6,591            5,988
Accrued interest receivable                                                                  2,386            1,899
Mortgage servicing rights                                                                    1,894            1,516
Other assets                                                                                 1,131            2,047
                                                                                      ------------     ------------
     Total assets                                                                     $    270,168     $    259,747
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                              $     44,601     $     37,095
     Interest bearing                                                                      188,802          187,047
                                                                                      ------------     ------------
         Total deposits                                                                    233,403          224,142

Borrowed funds                                                                               7,106            7,936
Accrued interest payable                                                                       831              946
Other liabilities                                                                            1,413            1,256
                                                                                      ------------     ------------
     Total liabilities                                                                     242,753          234,280

Common stock subject to repurchase obligation in ESOP                                        4,410            5,114

Shareholders' Equity
     Common stock and paid-in capital, no par value: 3,000,000 shares authorized; shares issued and outstanding: 848,537 - 2001 (unaudited);
       851,551 - 2000                                                                       10,184            9,632
     Retained earnings                                                                      12,474           10,755
     Accumulated other comprehensive income (loss),
       net of tax                                                                              347              (34)
                                                                                      ------------     ------------
         Total shareholders' equity                                                         23,005           20,353
                                                                                      ------------     ------------
              Total liabilities and shareholders' equity                              $    270,168     $    259,747
                                                                                      ============     ============

          See accompanying notes to consolidated financial statements.

(c)  CONDENSED CONSOLIDATED
     STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME (unaudited)                            Three Months Ended                Nine Months Ended
In thousands of dollars, except per share data                      September 30,                    September 30,
                                                            ----------------------------     ----------------------------
                                                                2001           2000              2001            2000
                                                                ----           ----              ----            ----
Interest and dividend income
     Loans receivable, including fees                       $      4,781    $      4,952     $     14,717    $     14,196
     Taxable securities                                              333             297              880             847
     Nontaxable securities                                            60              42              187             192
     Federal funds sold                                               44              86              222             116
     Other                                                             2               1               42               3
                                                            ------------    ------------     ------------    ------------
         Total interest and dividend income                        5,220           5,378           16,048          15,354

Interest expense
     Deposits                                                      1,842           2,100            6,145           5,689
     Federal Home Loan Bank advances                                  83             170              249             576
     Other                                                            25              68               84             147
                                                            ------------    ------------     ------------    ------------
         Total interest expense                                    1,950           2,338            6,478           6,412
                                                            ------------    ------------     ------------    ------------

Net interest income                                                3,270           3,040            9,570           8,942
     Provision for loan losses                                       119               -              263              30
                                                            ------------    ------------     ------------    ------------

Net interest income after provision
  for loan losses                                                  3,151           3,040            9,307           8,912

Noninterest income
     Service charges and fees                                        339             338            1,001             899
     Net gains on loan sales                                         681             232            1,665             435
     Other                                                            (4)            (18)             120             104
                                                            ------------    ------------     ------------    ------------
                                                                   1,016             552            2,786           1,438

Noninterest expense
     Salaries and employee benefits                                1,813           1,421            5,148           4,040
     Occupancy and equipment                                         542             389            1,517           1,235
     Other                                                           672             591            2,155           1,625
                                                            ------------    ------------     ------------    ------------
                                                                   3,027           2,401            8,820           6,900
                                                            ------------    ------------     ------------    ------------
Income before income tax                                           1,140           1,191            3,273           3,450
     Income tax expense                                              373             387            1,050           1,120
                                                            ------------    ------------     ------------    ------------

Net income                                                  $        767    $        804     $      2,223    $      2,330
                                                            ============    ============     ============    ============

Comprehensive income                                        $        916    $        925     $      2,604    $      2,446
                                                            ============    ============     ============    ============
Basic earnings per share                                    $        .90    $        .94     $       2.61    $       2.73
                                                            ============    ============     ============    ============
Diluted earnings per share                                  $        .89    $        .93     $       2.58    $       2.69
                                                            ============    ============     ============    ============
Dividends per share                                         $        .20    $        .20     $        .60    $        .74
                                                            ============    ============     ============    ============

          See accompanying notes to consolidated financial statements.

(d)  CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (unaudited)                                                                 Nine Months Ended
In thousands of dollars                                                                       September 30,
                                                                                      -----------------------------
                                                                                           2001           2000
                                                                                           ----           ----
Cash flows from operating activities
     Net income                                                                        $     2,223      $     2,330
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          732              523
         Provision for loan losses                                                             263               30
         Net amortization and accretion on securities
           available for sale                                                                   56               50
         Amortization of mortgage servicing rights                                             480              231
         Loans originated for sale                                                         (89,699)         (32,513)
         Proceeds from sale of mortgage loans                                               89,021           32,411
         Net gains on sales of mortgage loans                                               (1,665)            (435)
     Net change in:
         Accrued interest receivable                                                          (487)            (620)
         Other assets                                                                          898           (1,049)
         Accrued interest payable                                                             (115)             232
         Other liabilities                                                                     (21)             670
                                                                                      ------------     ------------
              Net cash from operating activities                                             1,686            1,860
                                                                                      ------------     ------------
Cash flows from investing activities Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                                     4,397            2,745
     Purchases of:
         Federal Reserve Bank stock                                                           (120)               -
         Securities available for sale                                                     (10,525)               -
         Premises and equipment, net                                                        (1,335)            (257)
     Net increase in loans                                                                  (2,914)         (12,336)
                                                                                      ------------     ------------
              Net cash from investing activities                                           (10,497)          (9,848)
                                                                                      ------------     ------------
Cash flows from financing activities
     Net change in deposits                                                                  9,261           21,171
     Net change in borrowed funds                                                             (830)          (4,989)
     Change in shareholders' equity                                                           (656)            (667)
                                                                                      ------------     ------------
              Net cash from financing activities                                             7,775           15,515
                                                                                      ------------     ------------

Net change in cash and cash equivalents                                                     (1,036)           7,527

Cash and cash equivalents at beginning of period                                            12,992            9,510
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $     11,956     $     17,037
                                                                                      ============     ============

     Cash paid for:
         Interest                                                                      $     6,593      $     6,180
         Income taxes                                                                          762              737

          See accompanying notes to consolidated financial statements.

(e)   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Lenawee Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (together "the Banks"). The Bank of Lenawee includes its wholly-owned subsidiaries, Lenawee Financial Services and Pavilion Mortgage Company (the "Mortgage Company"). The Mortgage Company began operations on January 2, 2001 and was formed to provide a broader array of products for expanding market needs and to reduce the Company's state tax liability. The Bank of Washtenaw began operations on January 8, 2001 and was formed to expand the
Company's market presence. All significant intercompany balances and transactions have been eliminated in consolidation.

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Lenawee Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3 - EARNING PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and nine months ended September 30, 2001 and 2000 is presented below in thousands, except for per share information:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2001            2000             2001            2000
                                                          ----            ----             ----            ----
Basic earnings per share
Net income available to common shareholders          $        767     $        804    $      2,223     $      2,330
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    848              855             851              854
                                                     ============     ============    ============     ============
Basic earnings per share                             $        .90     $        .94    $       2.61     $       2.73
                                                     ============     ============    ============     ============

Diluted earnings per share
Net income available to common shareholders          $        767     $        804    $      2,223     $      2,330
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    848              855             851              854
Add:  Dilutive effects of exercise of stock options            11               10              10               11
                                                     ------------     ------------    ------------     ------------
Weighted average common and dilutive
  potential shares outstanding                                859              865             861              865
                                                     ============     ============    ============     ============
Diluted earnings per share                           $        .89     $        .93    $       2.58     $       2.69
                                                     ============     ============    ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of Lenawee Bancorp, Inc. and its subsidiaries, Bank of Lenawee and Bank of Washtenaw ("Banks"), as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000.

FINANCIAL CONDITION
Securities
The balance of our securities portfolio increased by $6.6 million during the first three quarters of 2001. Purchases of securities available for sale totaling $10.5 million were partially offset by principal repayments on mortgage backed securities and maturities within the portfolio totaling $4.4 million. The net increase in securities was primarily related to the increase in customer deposits.

Loans
Loan growth continued through the first three quarters of 2001. During the first nine months of 2001, annualized loan growth was 2.6%. The mix of the loan portfolio remains relatively unchanged from prior periods.

In addition to the increase in portfolio loans, we experienced a significant increase in the volume of our residential mortgage loans sold into the secondary market. The significant decrease in short-term interest rates during the first three quarters of 2001 has also caused a decline in mortgage interest rates, increasing consumer interest in refinancing existing mortgage loans.

Credit Quality
We continue to monitor the asset quality of the loan portfolio utilizing a loan administration officer who, combined with external loan review specialists, periodically submits reports to the Chief Lending Officer and to the Board of Directors regarding the credit quality of the loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the loan portfolio.

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

The chart below shows the makeup of our nonperforming assets by type, in thousands of dollars, as of September 30, 2001 and 2000, and December 31, 2000.

                                                                        9/30/2001      12/31/2000       9/30/2000
                                                                        ---------      ----------       ---------
     Nonaccrual loans                                                  $       248    $        113     $        230
     90 days or more past due & still accruing                                 574             523              368
     Other nonperforming loans                                                   -               -              125
                                                                       -----------    ------------     ------------
         Total nonperforming loans                                             822             636              723
     Other real estate                                                         771             294              393
                                                                       -----------    ------------     ------------
         Total nonperforming assets                                    $     1,593    $        930     $      1,116
                                                                       ===========    ============     ============

     Nonperforming loans as a percent of total loans                          .37%            .30%             .35%
     Nonperforming assets as a percent of total loans                         .73%            .43%             .54%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                      36.08%          27.81%           31.79%

The following analysis summarizes the change in the allowance for loan losses for the nine month periods ending September 30:

                                                                          2001            2000            1999
                                                                          ----            ----            ----
     Balance at beginning of period                                    $     2,287    $      4,646     $      2,182
     Net charge-offs                                                          (272)         (2,395)             (83)
     Provision charged to operations                                           263              30              155
                                                                       -----------    ------------     ------------

                                                                       $     2,278    $      2,281     $      2,254
                                                                       ===========    ============     ============

Subsequent to December 31, 1999, the Company became aware of circumstances which occurred in 1999, involving loans to a single borrower in which the Bank had purchased a participating interest from another financial institution. As a result of these circumstances, management determined a loss of approximately $2.3 million was likely to be incurred from this relationship. Accordingly, management recorded additional provision expense of $2.3 million during the fourth quarter of 1999, and a charge-off of $2.3 million was recorded during September 2000 for this loan relationship.

Provision for loan losses and net charge offs for the nine months ended September 30, 2001, were $263,000 and $272,000 resulting in the allowance for loan losses remaining relatively stable since December 31, 2000. Not including the effect of the individual loan relationship discussed above, net charge-offs for the nine months ended September 30, 2001 increased by approximately $176,000 and $188,000 when compared to the nine month periods ended September 30, 2000 and 1999. Similarly, provision expense increased $233,000 and $108,000 when comparing the nine months ended September 30, 2001 to the same periods of 2000 and 1999. These increases are primarily related to the general downturn in the economy.

Deposits
Total deposit growth for the first three quarters of 2001 was approximately $9.3 million. Annualized deposit growth for the first three quarters was 5.5%, compared to 12.5% for all of 2000. This increase is primarily the result of a significant increase in noninterest bearing deposits and a small increase in interest bearing deposits. We anticipate moderate deposit growth during the remainder of 2001 as a result of continued expansion in new and existing markets.

Liquidity
We maintained an average federal funds sold position for the first three quarters of 2001, although we generally move in and out of the fed funds market as liquidity needs vary. Borrowings decreased from December 31, 2000, and we anticipate that deposit and loan growth will cause continued variation in our short-term funds position. We have a number of additional liquidity sources should the need arise, and management is comfortable with the liquidity position of the Company.

Capital Resources
The Company's total capital increased $2.6 million from $20.4 million at December 31, 2000 to $23.0 million at September 30, 2001. The increase in capital is primarily attributable to net income, an overall increase in the market value of the Company's available for sale security portfolio and a decrease in the number of shares of common stock subject to repurchase obligations under the Company's employee stock ownership plan. These increases were partially offset by quarterly dividends paid to shareholders. Based on the prompt corrective action regulations, the Company and both Banks were categorized as well capitalized at September 30, 2001.

Results of Operations

Net Income

Net income decreased 4.6%, basic earnings per share decreased from $0.94 to $0.90 and dividends per share remained at $0.20 when comparing the results of the three months ended September 30, 2001 to the same period in 2000. Net income decreased 4.6%, basic earnings per share decreased from $2.73 to $2.61 and dividends per share decreased from $0.74 to $0.60 when comparing the results of the nine months ended September 30, 2001 to the same period of 2000.

The decrease in net income for the three and nine months ended September 30, 2001 when compared to the same periods of 2000, is primarily the result of increased noninterest expenses partially offset by increased net interest income and increased gains on the sales of loans. The decrease in dividends per share for the nine months ended September 30, 2001 was primarily related to a special dividend that was paid during the three months ended March 31, 2000 which was not paid this year in order to preserve our capital base for the formation of the Bank of Washtenaw during the first quarter of 2001.

Net Interest Income
The yield on interest earning assets and the cost of funds decreased for the three and nine months ended September 30, 2001 as compared to the same periods in the prior year primarily as a result of the general decline in industry rates during the first three quarters of 2001. The cost of funds has decreased at a slower rate than the yield on interest earning assets as a result of increasing time deposit rates during 2000. The 2001 declining interest rates have not fully impacted our time deposits due to the varying contractual maturities of these time deposits. This has resulted in decreases in our interest rate spread and net interest margin. However, our net interest margin remains quite strong in relation to our peer banks, and we continue to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest bearing assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the nine month periods ended September 30, 2001 and 2000.

Yield Analysis of Consolidated Average Assets and Liabilities
Dollars in thousands                              9/30/2001                                 9/30/2000
                                                  ---------                                 ---------
                                    Average       Interest                    Average       Interest
                                  Outstanding      Earned/     Yield/       Outstanding      Earned/     Yield/
                                    Balance         Paid        Rate          Balance         Paid        Rate
                                    -------         ----        ----          -------         ----        ----
Interest earning assets:
Loans (1)                        $   217,546     $    14,717      9.02%    $   201,953    $    14,196      9.37%
Investment securities (2) (3)         26,147           1,067      5.44%         24,083          1,039      5.75%
Federal funds sold and other           7,536             264      4.67%          2,523            119      6.29%
                                 -----------     -----------               -----------    -----------
     Total int. earning assets       251,229          16,048      8.52%        228,559         15,354      8.96%

Interest bearing liabilities:
Interest bearing demand
  deposits                       $    53,127     $     1,003      2.52%    $    53,280    $     1,382      3.46%
Savings deposits                      24,194             269      1.48%         23,867            269      1.50%
Time deposits                        116,424           4,873      5.58%         94,795          4,038      5.68%
Other borrowings                       7,330             333      6.06%         16,161            723      5.96%
                                 -----------     -----------               -----------    -----------
     Total int. bearing
            liabilities              201,075           6,478      4.29%        188,103          6,412      4.55%

Net interest income (3)                          $     9,570                              $     8,942
                                                 ===========                              ===========
Net spread (3)                                                    4.23%                                    4.41%
                                                                ======                                    =====
Net interest margin (3)                                           5.08%                                    5.22%
                                                                ======                                    =====
Ratio of interest earning assets to
  interest bearing liabilities          1.25                                      1.22
                                 ===========                               ===========

(1) Non-accrual loans and overdrafts are included in the average balances of loans.
(2)  Includes Federal Home Loan Bank stock.
(3) Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the three and nine months ended September 30, 2001, noninterest income from banking products and services has increased 84% and 94% as compared to the same periods in 2000. Declining interest rates during the first three quarters of 2001 resulted in increases in the origination of residential mortgage loans and, correspondingly, our volume of loan sales. Increases in net gains on loan sales of $449 and $1,230 for the three and nine month periods ended September 30, 2001 compared to the same periods of 2000 were the primary factors contributing to the overall noninterest income growth.

Noninterest Expenses
Noninterest expense has also increased over the same periods of 2000, reflecting our continued growth and expansion. Total noninterest expense, excluding provision for loan losses, for the three and nine month periods ended September 30, 2001 was 26% and 28% above the same periods for 2000. Increases in salaries and employee benefits for the three and nine month periods ended September 30, 2001 of approximately 28% and 27% were the primary factors contributing to the overall increase. These increases, along with increases in occupancy and equipment and other expense, are mainly attributable to the staffing and start-up costs related to the formation of the Bank of Washtenaw and our general growth. We expect these costs to continue to rise as we experience continued growth consistent with our Strategic Plan.

Federal Income Tax
There has been no significant change in our income tax position during the third quarter of 2001.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "foresee", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

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

We have not experienced a material change in our financial instruments that are sensitive to changes in interest rates since December 31, 2000, which information is included in our Form 10-K filed for the year ended December 31, 2000.

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

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 2001.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2001.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for vote of security holders during the quarter.

ITEM     5 - OTHER INFORMATION None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

     There were no exhibits required for the quarter ended September 30, 2001

(b) We have filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lenawee Bancorp, Inc.
November 8, 2001


         /S/ Patrick K. Gill
         Patrick K. Gill
         President (Chief Executive Officer)

         /S/ Loren Happel
         Loren Happel
         Treasurer (Chief Financial Officer)