Form 10-K
period 2001-12-31
LENAWEE BANCORP INC
filed 2002-03-18
CIK 1112477

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-22461

LENAWEE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of Incorporation or organization) 135 East Maumee Street Adrian, Michigan (Address of principal executive offices)	38-3088340 (I.R.S. Employer Identification No.) 49221 (Zip Code)

517-265-5144
517-265-3926 (FAX)
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

Documents Incorporated by Reference:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 are incorporated by reference into Parts II and III of this report.

Item 1. Business.

Lenawee Bancorp, Inc. (the Company), a bank holding company, which was incorporated in Michigan in 1993, has two wholly-owned bank subsidiaries, Bank of Lenawee and Bank of Washtenaw (the “Banks”). On April 15, 1993, the Company acquired all of the stock of the Bank of Lenawee, a Michigan banking corporation chartered in 1869. On January 1, 2001 the Bank of Lenawee made the real estate origination component of its business a separate entity named Pavilion Mortgage Company. On January 8, 2001 the Company opened a new bank, the Bank of Washtenaw. The new bank is operating the former Saline Michigan branch of the Bank of Lenawee and has opened a new branch and administrative offices in Ann Arbor, Michigan.

Business is concentrated primarily in a single industry segment - commercial banking. Each Bank provides a full range of banking services to individuals, commercial businesses and industries located in its service area. Each Bank maintains diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. Each Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

The principal markets for financial services are the mid-Michigan communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through 11 locations in or near their communities. The Banks do not have any material foreign assets or income.

The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 77% of total revenue in 2001 compared to 84% in 2000. The significant reductions in interest rates during 2001 resulted in a significant increase in the volume of loan sale activity and gains on sales of mortgage loans. These gains accounted for 11% of the Company’s total revenue in 2001 as compared to 3% in 2000.

        The Banks’ principal competitors are United Bank & Trust, Key Bank, Sky Bank, Standard Federal Bank, and TLC Community Credit Union. With the exception of United Bank & Trust and TLC Community Credit Union, each of these financial institutions has headquarters in larger metropolitan areas, and has significantly greater assets and financial resources than the Company. Based on deposit information as of December 31, 2001, the Bank of Lenawee holds an estimated 26 % of the deposits in Lenawee County and the Bank of Washtenaw holds an estimated .7 % of the deposits in Washtenaw County. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting the Company and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Banks and the business of the Company and the Banks.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Banks, and the public, rather than shareholders of the Banks or the Company.

        Federal law and regulations establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

        General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems a Bank’s capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Banks would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

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

        With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

        Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While the Company believes it is eligible to elect to operate as a financial holding company, as of the date of this filing, it has not applied for approval to operate as a financial holding company.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

        Dividends. The Company is a corporation separate and distinct from the Banks. Most of the Company’s revenues are received by it in the form of dividends paid by the Banks. Thus, the Company’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Banks’ ability to pay dividends described below. Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Banks are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company’s Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

The Banks

        General. The Banks are Michigan banking corporations, are members of the Federal Reserve System and their deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As Federal Reserve System members and Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as their primary federal regulator and the Commissioner, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category to .27% of deposits in the highest risk category. However, there is speculation that the reserve may fall below the mandated ratio resulting in increased assessments in the second half of 2002.

        FICO Assessments. The Banks, as members of the BIF, are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

        Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Commissioner.

        Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, member banks, such as the Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, Federal Reserve regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	--	--	A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2001, each of the Bank’s ratios exceeded minimum requirements for the well capitalized category.

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

        Dividends. Under Michigan law, the Banks are restricted as to the maximum amount of dividends they may pay on their common stock. The Banks may not pay dividends except out of net income after deducting their losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

        As a member of the Federal Reserve System, each of the Banks is required by federal law to obtain the prior approval of the Federal Reserve Board for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice.

        Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by each Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

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

        Investments and Other Activities. Under federal law and regulations, Federal Reserve System member banks and FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by regulations, also prohibits state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the bank’s primary federal regulator determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the bank’s primary federal regulator in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

        Consumer Protection Laws. The Banks’ businesses include making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks and their directors and officers.

        Branching Authority. Michigan banks, such as the Banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals.

        Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

        Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Item 2. Properties.

        The Bank of Lenawee’s main office is located in Adrian and it serves other communities with branch offices in Hudson, Morenci, Tecumseh and Waldron. The Bank of Washtenaw’s main office is located in Saline and it has a branch office and an administrative office in Ann Arbor. The Banks’ offices are located throughout Lenawee County, in the southeastern portion of Hillsdale County, and the southern portion of Washtenaw County. The area in which the Banks’ offices are located, which is basically southeastern Michigan, has historically been rural in character but now has a growing urban population as residents choose the area to live in while commuting to Ann Arbor, Detroit, and Toledo. The populations of the cities in which the Banks’ offices are located are approximately as follows: Adrian—22,000; Ann Arbor—110,000; Hudson—2,500; Morenci—2,300; Saline—7,600; Tecumseh—8,700; and Waldron—600; The main office of Bank of Lenawee is a three story 40,768 square foot building constructed in 1906. The other offices of the Banks range in size from 1,200 square feet to 4,000 square feet. The majority of the offices of Bank of Lenawee are owned and those of Bank of Washtenaw are leased.

Item 3. Legal Proceedings.

There is no material legal proceedings against the Company nor either of the Banks except routine litigation incidental to the ordinary conduct of the business of the Banks, none of which would result in a material impact on the Company or the Banks, individually or in the aggregate, in the event of an adverse outcome.

        During 1999 an extraordinary large loan loss was recognized stemming from the Bank of Lenawee’s purchase of $3.0 million participation out of a $5.3 million credit package originated by another bank (“Lead Bank”). The Lead Bank retained responsibility for overall credit administration and monitoring and maintained exclusive contact with the borrower after the loan was made. The borrower, a manufacturer located in Big Rapids, Michigan (“Borrower”), unbeknownst to the Bank of Lenawee, began to experience financial difficulties almost immediately and may have provided misleading information to both the Bank of Lenawee and the Lead Bank. The credit is now deemed to be uncollectable as a consequence of the inability of the Borrower to continue as a going concern, and insufficiency of collateral to cover the current amount outstanding and the inability of the individual guarantors to honor their personal guarantee obligations. Over the course of 2000, Bank of Lenawee charged $2.3 million against its allowance for loan losses with respect to this credit. Bank of Lenawee has also instituted legal action against the Lead Bank claiming negligence in its administration of the credit and seeking recovery of the loss incurred as a result of participation in the credit. The litigation is ongoing and may continue for some time, and as in all similar situations, the outcome is uncertain.

Item 4. Submission of Matters to Vote of Security Holders.

        No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2001.

Additional Item: Executive Officers of Registrant

        The following information concerning executive officers of the Company has been omitted from the Registrant’s proxy statement pursuant to Instruction 3 to Regulation SK, Item 401(b).

        Officers of the Company are appointed annually by the Board of Directors of the Company and serve at the pleasure of the Board of Directors. Information concerning these executive officers is given below:

        Patrick K. Gill (age 50) is the President and Chief Executive officer of the Company and Bank of Lenawee. He began his career at the Bank of Lenawee in 1992 as Executive Vice President. In July of 1994 Mr. Gill was promoted to President and Chief Operating Officer of Bank of Lenawee and the Company and in January of 1997 he was promoted to President and Chief Executive Officer of Bank of Lenawee and the Company. He also serves as Board Chairman of Bank of Washtenaw

        Pamela S. Fisher (age 52) is the Corporate Secretary of the Company and Senior Vice President of Administrative Services of the Bank of Lenawee. Ms. Fisher joined the Bank of Lenawee in 1979 and has served the bank in various capacities. She was elected as Senior Vice President of Bank of Lenawee in 2000 and was elected Secretary of the Company in 1995.

        Loren V. Happel (age 46) is the Company’s Treasurer and Senior Vice President and Chief Financial Officer of the Bank of Lenawee. Mr. Happel joined the Company and Bank of Lenawee in December of 1994. At that time he was appointed Treasurer of the Company and First Vice President and Chief Financial Officer of Bank of Lenawee.

        Douglas L. Kapnick (age 58) was elected Chairman of the Board of the Company in September of 2000 and has been a director of Bank of Lenawee since 1982 and has been a director of the holding company since it was formed in 1993. Mr. Kapnick is President of Kapnick & Company a full service insurance broker with offices in Adrian and Southfield employing a total of approximately 85 persons.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

        The information under the caption “COMMON STOCK INFORMATION” at page 42 of the Company’s 2001 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 6. Selected Financial Data.

        The information under the caption “SELECTED FINANCIAL DATA” at page 2 of the Company’s 2001 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at pages 3 through 15 of the Company’s 2001 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at pages 11 through 15 of the Company’s 2001 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

        The financial statements, notes and report of independent auditors included in the Company’s 2001 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information with respect to the Company’s Executive Officers is included in this report in Part I. The information with respect to Directors of the Company, set forth under the caption “Information About Directors and Nominees” on pages 5 through 11 of the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Executive Compensation.

        The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS” on page 8 through 11 of the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption “VOTING SECURITIES AND BENEFICIAL OWNERSHIP OF MANAGEMENT AND OTHERS” on page 4 through 5 of the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 11 of the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)	1.	Financial Statements
The following consolidated financial statements of the Company and Report of Crowe Chizek and Company LLP, Independent Auditors, are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
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

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March __, 2002.

LENAWEE BANCORP, INC. /s/ Patrick K. Gill Patrick K. Gill President and Chief Executive officer (Principal Executive Officer) /s/ Loren V. Happel Loren V. Happel Treasurer (Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Patrick K. Gill and Loren V. Happel, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Allan F. Britain Allan F. Britain	March , 2002

/s/ Fred R. Duncan Fred R. Duncan	March , 2002

/s/ Edward J. Engle, Jr. Edward J. Engle, Jr.	March , 2002

/s/ William R. Gentner William R. Gentner	March , 2002

/s/ Patrick K. Gill Patrick K. Gill	March , 2002

/s/ Douglas L. Kapnick Douglas L. Kapnick	March , 2002

/s/ J. Paul Rupert J. Paul Rupert	March , 2002

/s/ Emory M. Schmidt Emory M. Schmidt	March , 2002

/s/ J. David Stutzman J. David Stutzman	March , 2002

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

13	Rule 14a-3 Annual Report to Security Holders

21	Subsidiaries of Registrant

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate is incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 10, as amended.

10	2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.1	1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement filed on Form 10, as amended.

10.2	Employment Agreement dated February 22, 1999, and amended February 22, 2000, between Bank of Lenawee and Patrick K. Gill, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, as amended.

10.3	Supplemental Executive Retirement Agreement dated December 19, 1997, between Bank of Lenawee and Allan W. Brittain, incorporated by reference to the Registrant’s Registration Statement on Form 10, as amended.

10.4	Consulting Agreement dated January 1, 1998, between Bank of Lenawee and Allan W. Brittain, incorporated by reference to Registrant’s Registration Statement on Form 10, as amended.

Exhibit 13

Rule 14a-3 Annual Report to Security Holders

Lenawee Bancorp, Inc.

2001
Annual Report

This 2001 Annual Report contains audited financial statements and a detailed financial review. This is Lenawee Bancorp's 2001 annual report to shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the "SEC") except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

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

LENAWEE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000CONTENTS

SELECTED FINANCIAL DATA............................................................................................................................	2

MANAGEMENT'S DISCUSSION AND ANALYSIS............................................................................................	3

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING.........................................................	16

REPORT OF INDEPENDENT AUDITORS.........................................................................................................	17

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS..........................................................................................................	18

CONSOLIDATED STATEMENTS OF INCOME..........................................................................................	19

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.................................	20

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................................	21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................	22

COMMON STOCK INFORMATION.................................................................................................................	42

SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                                            2001        2000        1999        1998        1997
                                                            ----        ----        ----        ----        ----
For the Year:
Total interest income                                     $ 21,012    $ 20,851    $ 17,923    $  17,517   $  16,929
Total interest expense                                       8,198       8,710       6,312        7,205       7,586
Net interest income                                         12,814      12,141      11,611       10,312       9,343
Provision for loan losses                                      388          30       2,560          239         245
Noninterest income                                           4,151       2,064       2,237        2,850       1,769
Noninterest expense                                         12,182       9,414       8,994        8,913       7,632
Income before income taxes                                   4,395       4,761       2,294        4,010       3,235
Net income                                                   3,043       3,205       1,563        2,660       2,132

Per Share Data:
Basic earnings per share                                  $   3.58    $   3.75    $   1.83    $    3.13   $    2.51
Diluted earnings per share                                    3.54        3.71        1.83         3.12        2.51
Cash dividends declared per share                              .80         .94         .75          .67         .60
Shareholders' equity and net ESOP obligation per share       33.01       29.91       26.72        26.26       23.71
Shareholders' equity per share                               27.77       23.90       21.64        21.92       20.24

At Year-End:
Total assets                                              $278,127    $259,747    $239,904    $ 220,414   $ 212,920
Loans receivable                                           214,749     214,512     197,308      158,487     163,039
Allowance for loan losses                                    2,200       2,287       4,646        2,182       1,964
Deposits                                                   235,407     224,143     199,206      185,891     174,973
Borrowed funds                                               7,394       7,936      16,177       10,626      16,346
Shareholders' equity and net ESOP obligations               28,007      25,467      22,775       22,345      20,074
Shareholders' equity                                        23,563      20,353      18,449       18,648      17,137

Financial:
Net interest income to average earning assets                5.09%       5.26%       5.66%        5.07%       4.72%
Return on average shareholders' equity and
  net ESOP obligation                                        11.58       13.29        6.65        12.46       10.99
Return on average shareholders' equity                       14.14       16.59        8.02        14.76       12.84
Return on average assets                                      1.12        1.28         .70         1.21        1.00
Tier 1 leverage ratio                                        11.90        9.90        9.90         9.90        9.30
Dividend payout ratio                                        22.35       25.07       40.98        21.41       23.86
Average shareholders' equity and net ESOP
  obligation to average total assets                          9.66        9.60       10.52         9.72        9.11
Average shareholders' equity to average total assets          7.91        7.72        8.72         8.21        7.79

All per share data has been adjusted to reflect stock splits and stock dividends.

2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion provides information about the financial condition and results of operations of Lenawee Bancorp, Inc. It should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

BUSINESS OF LENAWEE BANCORP, INC.

Lenawee Bancorp, Inc. (the Company), a bank holding company, was incorporated in Michigan in 1993. On April 15, 1993, the Company acquired all of the stock of the Bank of Lenawee (the Bank), a Michigan banking corporation chartered in 1869. On January 1, 2001 the Bank of Lenawee made the real estate origination component of its business a separate entity named Pavilion Mortgage Company. On January 8, 2001 the Company opened a new bank, the Bank of Washtenaw. The new bank is operating the former Saline Michigan branch of the Bank of Lenawee and has opened a new branch and administrative offices in Ann Arbor, Michigan.

Business is concentrated primarily in a single industry segment - commercial banking. Each bank provides a full range of banking services to individuals, commercial businesses and industries located in its service area. Each bank maintains diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. Each bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

The principal markets for financial services are the mid-Michigan communities in which the banks are located and the areas immediately surrounding these communities. The banks serve these markets through 11 locations in or near their communities. The banks do not have any material foreign assets or income.

Our principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 77% of our total revenue in 2001 compared to 84% in 2000. The significant reductions in interest rates during 2001 resulted in a significant increase in the volume of loan sale activity and gains on sales of mortgage loans. These gains accounted for 11% of our total revenue in 2001 as compared to 3% in 2000.

2001 HIGHLIGHTS

The major highlights of 2001 for the Company were the formation of Pavilion Mortgage Company and the Bank of Washtenaw. We believe these new subsidiaries will help us expand our market and provide the products and services our customers need. We made significant investments in these new subsidiaries and the impact is reflected in the 2001 financial statements, particularly in the areas of staffing and occupancy costs.

Our net income for the year ended December 31, 2001 was $3,043,072, which was a 5.3% decrease from our 2000 net income of $3,204,933. As a result, our basic earnings per share decreased to $3.58 in 2001 from $3.75 in 2000. Diluted earnings per share decreased from $3.71 in 2000 to $3.54 in 2001. Our return on average equity including net ESOP obligation declined to 11.58% in 2001 from 13.29% in 2000.

Our total assets grew to $278.1 million in 2001 from $259.7 million in 2000. This growth reflects the investments made in our new subsidiaries. As a result of the significant refinancing activity that occurred during 2001, our net loan balances stayed relatively unchanged at $212 million.

3.

NET INTEREST INCOME

As discussed earlier, the largest component of our operating income is net interest income. Net interest income is the difference between the interest and fees we earn on our earning assets and the interest we pay on deposits and other borrowings. A number of factors influence net interest income. These factors include: changes in volume and mix of interest-earning assets and interest-bearing liabilities, government monetary and fiscal policies, national and local market interest rates and customer preference.

Our net interest income was $12.8 million in 2001, an increase of $673,000 over 2000. The 2001 increase in net interest income was primarily the result of decreased funding costs. The table below shows the yields earned on our interest-earning assets and our costs of interest-bearing liabilities. The table also reflects our net interest margin for the years ended December 31, 2001, 2000 and 1999.

Average Balance Sheet and Analysis of Net Interest Income

                                                                         Years ended December 31,
                                      -------------2001------------   ------------2000--------------   -----------1999--------------
                                      Average                Yield/    Average                Yield/   Average               Yield/
                                      Balance    Interest     Rate     Balance     Interest    Rate    Balance    Interest    Rate
                                                                            (Dollars in thousands)
Interest-earning assets:
  Loans receivable                   $ 217,424   $ 19,284     8.87%    $ 203,698  $ 19,268    9.46%    $ 171,276  $16,025      9.36%
  Securities available for sale (1)     24,038      1,253     5.21        21,264     1,168    5.49        28,456    1,555      5.46
  Federal funds sold                     6,783        255     3.76         2,708       167    6.17         2,319      118      5.09
  Federal Home Loan Bank Stock           2,504        181     7.23         2,504       200    7.99         2,504      200      7.99
  Interest-bearing balances with
    other financial institutions           867         40     4.61           782        48    6.14           517       25      4.84
                                     ---------    -------               --------   -------              --------  -------
      Total interest-earning assets    251,616     21,013     8.35       230,956    20,851    9.03       205,072   17,923      8.74
Noninterest-earning assets:
  Cash and due from financial
    institutions                        10,316                             8,369                           7,807
  Premises and equipment, net            6,526                             6,333                           6,556
  Other assets                           3,424                             5,466                           3,893
                                     ---------                          --------                        --------
      Total assets                   $ 271,882                         $ 251,124                     $   223,328
                                     =========                         =========                        ========
Interest-bearing liabilities:
  Interest-bearing demand deposits   $  56,113   $  1,207     2.15     $  53,156  $  1,821    3.43%    $  48,636   $1,337      2.75%
  Savings deposits                      24,389        340     1.39        23,756       358    1.51        24,293      379      1.56
  Time deposits                        115,060      6,233     5.42        97,827     5,675    5.80        79,088    3,977      5.03
  Repurchase agreements and other
    borrowings                           3,083         86     2.79         3,955       191    4.83         3,942      155      3.93
  FHLB advances                          5,519        333     6.03        10,637       665    6.25         7,812      464      5.94
                                     ---------    -------               --------   -------              --------  -------
      Total interest-bearing           204,164      8,199     4.02       189,331     8,710    4.60       163,771    6,312      3.85
liabilities
Noninterest-bearing liabilities:
  Demand deposits                       39,198                            35,839                          34,634
  Other liabilities                      2,251                             1,846                           1,430
                                     ---------                          --------                        --------
      Total liabilities                245,613                           227,016                         199,835
  Common stock subject to
      repurchase obligation in ESOP      4,756                             4,720                           4,012
  Shareholders' equity                  21,513                            19,388                          19,481
                                     ---------                          --------                        --------
      Total liabilities and
         shareholders' equity        $ 271,882                         $ 251,124                       $ 223,328
                                     =========                         =========                       =========
Net interest income/interest rate
  spread                                        $  12,814    4.33%                 $12,141    4.43%               $11,611      4.89%
                                                =========    =====                 =======    =====               =======      =====
Net interest margin (2)                                      5.09%                            5.26%                            5.66%
                                                             =====                            =====                            =====
Average interest-earning assets to
average interest-bearing liabilities                       123.24%                          121.99%                          125.22%
                                                           =======                          =======                          =======
(1)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(2)	Net interest earnings divided by average interest-earning assets.

4.

Net interest margin is net interest income divided by average earning assets. Our net interest margin declined to 5.09% from 5.26% in 2000 and 5.66% in 1999. During 2001, the Federal Reserve decreased the discount rate by 475 basis points from 6.0% to 1.25%. As a result, our prime lending rate decreased from 9.5% at December 31, 2000 to 4.75% at December 31, 2001. With such a drastic change in interest rates, we experienced a short-term decline in revenues from this decrease in the prime lending rate. A large portion of our variable rate business and consumer loan portfolios is tied directly to the prime lending rate. Offsetting the impact of this reduction in interest income on our loan products was the decrease in our costs of local deposit funding. Our primary source of funding is from the local markets we serve and our costs of funds decreased from 4.60% in 2000 to 4.02% in 2001.

The following table analyzes the effect of volume and rate changes on interest income and expense for the periods indicated.

                                       ---------2001 Compared to 2000-------  --------2000 Compared to 1999---------
                                         Amount        Amount         Net       Amount       Amount         Net
                                         Due to        Due to      Increase     Due to       Due to      Increase
                                         Volume         Rate      (Decrease)    Volume        Rate      (Decrease)
                                         ------         ----      ----------    ------        ----      ----------
                                                                      (In thousands)
Interest income
   Loans receivable                     $   1,256    $  (1,240)   $      16     $  3,065     $    178     $   3,243
   Securities available for sale              147          (62)          85         (395)           8          (387)
   Federal funds sold                         173          (85)          88           22           27            49
   Federal Home Loan Bank Stock                 -          (19)         (19)           -            -             -
   Interest-bearing balances with
     financial institutions                     5          (13)          (8)          15            8            23
     Total interest income                  1,581       (1,419)         162        2,707          221         2,928

Interest expense
   Interest-bearing deposits
     Demand                                    96         (712)        (616)         133          351           484
     Savings                                    9          (27)         (18)          (8)         (13)          (21)
     Time                                     952         (394)         558        1,030          668         1,698
   Repurchase agreements and
     other borrowings                         (36)         (69)        (105)           1           35            36
   FHLB advances                             (310)         (22)        (332)         175           26           201
     Total interest expense                   711       (1,224)        (513)       1,331        1,067         2,398

Net interest income                     $     870    $    (197)   $     673     $  1,376     $   (846)    $     530

5.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount added to the allowance for loan losses to absorb losses that have been incurred. The loan loss provision is based on historical loss experience and such other factors, which, in our judgment, deserve current recognition in maintaining an adequate allowance for loan loss balance.

The provision for loan losses was $388,000 in 2001 and $30,000 in 2000. This increase in provision for loan losses is representative of the increased risk arising from the deteriorating economy in 2001. We determined the additional provision was necessary in 2001 as a result of the current economic conditions as well as signs of deterioration of credit quality as shown in key indicators such as nonperforming loans. Our total nonperforming loans more than doubled from $636,000 at December 31, 2000 to $1,276,000 at December 31, 2001.

In 1999 the provision for loan losses was $2,560,000 due to a large anticipated loan loss stemming from the Bank of Lenawee’s purchase of a $3.0 million participation out of a $5.3 million credit package originated by another bank (“Lead Bank”). The Lead Bank retained responsibility for overall credit administration and monitoring and maintained exclusive contact with the borrower after the loan was made. The borrower, a manufacturer located in Big Rapids, Michigan (“Borrower”), unbeknownst to the Bank of Lenawee, began to experience financial difficulties almost immediately and may have provided misleading information to both the Bank of Lenawee and the Lead Bank. Over the course of 2000, we charged $2.3 million against the allowance for loan losses with respect to this credit. We have also instituted legal action against the Lead Bank claiming negligence in its administration of the credit and seeking recovery of the loss incurred as a result of participation in the credit. That litigation has continued for some time, and as in all similar situations, the outcome remains uncertain.

NONINTEREST INCOME

Noninterest income was $4.2 million in 2001 as compared to $2.1 million in 2000. This represents a 101% increase from 2000. This increase in noninterest income is attributable to increased service charges and fees and a significant increase in the mortgage banking activity and resulting increase in gains on loan sales.

The largest contributing factor to our 2001 noninterest income was a $2.1 million increase in net gains on mortgage loan sales. The decline in interest rates during 2001 substantially increased the mortgage refinancing business. During 2001, we sold $158.3 million of loans in the secondary market, resulting in net gains of $2.7 million. In 2000, we sold $45.0 million of loans resulting in net gains of $652,000. In 1999, we sold $49.5 million of loans resulting in net gains of $1.0 million.

Contributing further to noninterest income were increases in our service charges and fees which grew to $1.4 million in 2001 from $1.0 million in 2000 and $779,000 in 1999. These increases are primarily attributable to the growth of our deposit base.

NONINTEREST EXPENSE

Noninterest expense of $12.2 million in 2001 is an increase of $2.8 million or 29% compared to the noninterest expense of $9.4 million in 2000. The majority of the increase is the result of start up costs, staffing and occupancy expenses associated with opening the Bank of Washtenaw. We added two facilities and increased our staff from 127 full time equivalents at December 31, 2000 to 150 full time equivalents at December 31, 2001. This resulted in an increase in our efficiency ratio from 66.26% in 2000 to 71.81% in 2001.

6.

INCOME TAX EXPENSE

Our income tax expense was $1.4 million in 2001 compared to $1.6 million in 2000 and $731,000 in 1999. The decrease from 2000 to 2001 was directly attributable to the increased level of noninterest expense.

The statutory federal tax rate during 2001, 2000 and 1999 was 34%. Our effective tax rate was lower than the statutory rate in all three years, primarily due to our tax-exempt interest income. Our effective tax rate was 31% in 2001, 33% in 2000, and 32% in 1999.

SECURITIES PORTFOLIO

The following table shows securities by classification as of December 31, 2001 and the amounts and weighted-average yields by maturity period. Securities that are not due at a single maturity date, primarily mortgage-backed securities, are not shown.

                         --------------------------------------------MATURING----------------------------------------------
                               Within            After One But      After Five But         After
                                One              Within Five         Within Ten            Ten
                                Year                 Years              Years             Years              Total
                                                          (Dollars in thousands)
                          Amount     Yield     Amount    Yield     Amount    Yield   Amount    Yield   Amount       Yield
                          ------     -----     ------    -----     ------    -----   ------    -----   ------       -----
Available For Sale
U.S. Treasuries
and government
  agencies                $  5,398   5.14%   $  12,666   5.57%   $    -       -%    $     -       -%   $   18,064    5.44%
State and municipal (1)        349   5.94%       3,358   4.81%      661    6.50%        765    6.50%        5,133    5.36%
   Total                  $  5,747           $  16,024           $  661             $   765            $   23,197

(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Our Asset/Liability Management Committee (Committee) is responsible for developing investment guidelines and strategies. The Committee relies on the expertise of an investment advisor to select appropriate investments for the portfolio. Decisions to purchase securities and the maturity date selected are coordinated with an overall plan to manage liquidity and interest rate exposure.

We do not invest in derivative securities. We held no impaired securities at December 31, 2001. As of December 31, 2001, the aggregate amortized cost of securities we held which were issued by the State of Michigan and its political subdivisions totaled $4.6 million with an aggregate market value of $4.7 million.

The U.S. government agency securities identified as available for sale are laddered to mature over five years with a three year average life. The goal is to reduce the volatility of the securities portfolio yield and still provide a predictable source of liquidity.

We had no held to maturity securities as of December 31, 2001, 2000 and 1999. The book value of securities available for sale, as of the dates indicated, are summarized as follows:

                                                                   -----------December 31,-------------
                                                                      2001        2000         1999
                                                                      ----        ----         ----
                                                                             (In thousands)
   U.S. Treasuries and government  agencies                       $  18,064     $  7,283     $  7,169
   State and municipal                                                5,133        6,911        9,376
   Other securities                                                   2,772        5,127        6,479
                                                                  ---------     --------     --------
                                                                  $  25,969     $ 19,321     $ 23,024
                                                                  =========     ========     ========

7.

LOAN PORTFOLIO

Our lending efforts are concentrated primarily in the Michigan communities in which our banks’ branches are located. The banks have no foreign loans.

Our loan growth during 2001 was limited as a result of the significant refinancing activity experienced during 2001. Our total loans increased $200,000 from year-end 2000 to 2001. We did experience growth in our commercial loan portfolio, growing from $116.1 million at December 31, 2000 to $123.3 million at December 31, 2001.

The following table presents the gross amount of loans outstanding by loan type:

                                          --------------------------December 31,-------------------------
                                              2001         2000         1999         1998         1997
                                              ----         ----         ----         ----         ----
                                                                   (In thousands)

Commercial, financial and agricultural    $  155,071   $  149,058   $  135,324    $ 112,451    $  106,494
Real estate - construction                     7,318       13,383        9,934            -             -
Real estate - mortgage                        17,409       14,225       17,203       17,010        27,835
Consumer                                      34,951       37,846       34,847       29,026        28,710
                                          ----------   ----------   ----------    ---------    ----------
                                          $  214,749   $  214,512   $  197,308    $ 158,487    $  163,039
                                          ==========   ==========   ==========    =========    ==========

The following table shows the maturity of loans outstanding (in thousands) at December 31, 2001. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

                                                                   Due
                                                    Due         After One          Due
                                                  Within       But Within         After
                                                 One Year      Five Years      Five Years        Total
                                                 --------      ----------      ----------        -----
Commercial, financial and agricultural          $    49,494    $    90,407    $    15,170     $   155,071
Real estate-construction                              7,318              -              -           7,318
Real estate-mortgage                                  3,152          7,150          7,107          17,409
Consumer                                             12,899         15,845          6,207          34,951
                                                -----------     ----------    -----------     -----------
                                                $    72,863    $   113,402    $    28,484     $   214,749
                                                ===========    ===========    ===========     ===========
Loans due after one year:
   Fixed rate                             $    84,012
   Floating or adjustable rate                 57,874
                                          -----------
                                          $   141,886
                                          ===========

8.

ASSET QUALITY

Management believes that a conservative credit culture is critical to successful performance. Through Officer and Director Loan Committees, management reviews and monitors the quality of the various loan portfolios. Internal and external loan review personnel also review our loan performance and underwriting regularly. The stable regional economy over recent years has created a stable lending environment. The recent change in the momentum of the economy to static has begun to show signs of impacting some of our loan customers as shown in the nonperforming assets table below.

Loans are placed on non-accrual status when principal or interest is past due 90 days or more, the loan is not well-secured, and is in the process of collection or when reasonable doubt exists concerning collectibility of interest or principal. Any interest previously accrued in the current period but not collected is reversed and charged against current earnings.

At December 31, 2001, the Banks had no loans for which payments were presently current, but the borrowers were experiencing serious financial difficulties. As of December 31, 2001 there were no concentrations of loans exceeding 10% of total loans.

The following table summarizes non-accrual and past due loans and other real estate owned:

                                                    --------------------------December 31,-------------------------
                                                        2001         2000         1999         1998         1997
                                                        ----         ----         ----         ----         ----
                                                                             (In thousands)

   Non-accruing loans past due                       $     230    $     113     $  3,071     $    121     $      78
   Loans past due 90 days or more                        1,046          523          275          275           367
                                                     ---------    ---------     --------     --------     ---------
     Total nonperforming loans                           1,276          636        3,346          396           445
   Other real estate                                       879          294          255          341           232
                                                     ---------    ---------     --------     --------     ---------
     Total nonperforming assets                      $   2,155    $     930     $  3,601     $    737     $     677
                                                     =========    =========     ========     ========     =========
   Nonperforming loans as a percent of
     total loans                                          .59%          .30%        1.73%         .25%         .27%
   Nonperforming assets as a percent of
     total loans                                         1.00%          .43%        1.87%         .47%         .42%
   Nonperforming loans as a percent of the
     loan loss reserve                                  58.00%        27.81%       77.50%       18.15%       22.66%

9.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses.

                                                    --------------------Years ended December 31,-------------------
                                                                             (in thousands)
                                                        2001         2000         1999         1998         1997
                                                        ----         ----         ----         ----         ----
Loans:
   Average daily balance of loans for the year, net  $ 217,424    $ 203,698     $171,276     $163,916     $ 158,603
   Amount of loans outstanding at end of year, net   $ 212,589    $ 212,317     $192,721     $156,272     $ 161,102

Allowance for loan losses:
   Balance at beginning of year                      $   2,287    $   4,646     $  2,182     $  1,964     $   1,761
   Loans charged off:
     Real estate - mortgage                                  -            -           34           13             -
     Real estate - construction                              -           18            -            -             -
     Commercial and agricultural                           314        2,339           28           14            15
     Consumer                                              265          120           96           26            61
                                                     ---------    ---------     --------     --------     ---------
                                                           579        2,477          158           53            76
                                                     ---------    ---------     --------     --------     ---------
   Recoveries of loans previously charged-off:
     Real estate-mortgage                                    -            2           15            -             -
     Commercial and agricultural                            81           36            6           10            14
     Consumer                                               23           50           41           22            20
                                                     ---------    ---------     --------     --------     ---------
                                                           104           88           62           32            34
                                                     ---------    ---------     --------     --------     ---------
   Net loans charged-off (recoveries)                      475        2,389           96           21            42
   Additions to allowance charged to operations            388           30        2,560          239           245
                                                     ---------    ---------     --------     --------     ---------
     Balance at end of year                          $   2,200    $   2,287     $  4,646     $  2,182     $   1,964
                                                     =========    =========     ========     ========     =========
Ratios:
   Net loans charged off to average net loans
     outstanding                                           .22%        1.17%         .06%         .01%          .03%
   Allowance for loan losses to net loans
     outstanding                                          1.03%        1.08%        2.41%        1.40%         1.22%

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred as follows:

                         ------------------------------------------------December 31,----------------------------------------
                                 2001                 2000                1999                 1998                 1997
                                 ----                 ----                ----                 ----                 ----
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
                         -----------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Commercial, financial
  and agricultural          $1,900    72.20%  $ 1,774    69.49%   $ 4,010      68.59%  $ 1,680    70.95%   $ 1,556    65.32%
Real estate - mortgage           5     8.11         1     6.63         33       8.72        18    10.73          2    17.07
Real estate - construction      23     3.41       134     6.23         99       5.03        74        -         49        -
Consumer                       148    16.28       119    17.65        135      17.66       130    18.32         27    17.61
Unallocated                    124        -       259        -        369          -       280       -         330        -
                            ------   -------  -------   -------   -------     -------  -------   -------   -------   -------
                            $2,200   100.00%  $ 2,287   100.00%   $ 4,646     100.00%  $ 2,182   100.00%   $ 1,964   100.00%
                            ======            =======             =======              =======             =======

10.

LIQUIDITY

Liquidity is generally defined as the ability to meet cash flow needs of customers for loans and deposit withdrawals. To meet cash flow requirements, sufficient sources of liquid funds must be available. These sources include short-term investments, repayments of loans, maturing and called securities, sales of assets, growth in deposits and other liabilities and profits.

At December 31, 2001, we had $8.3 million in federal funds sold. We also had $25.0 million of additional borrowing capacity at the Federal Home Loan Bank and $4.0 million of borrowing capacity with correspondent banks.

During 2001, we also generated $5.8 million in cash from operating activities. All of these sources are available to meet cash flow needs of loan and deposit customers.

We also need cash to pay dividends to our shareholders. Our primary source of cash is the dividends paid to the parent by our banks. We believe that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

CAPITAL RESOURCES

At December 31, 2001, equity capital totaled $23.6 million. Management monitors the capital levels of the Company and the banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At December 31, 2001, the Company and the banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

ASSET LIABILITY MANAGEMENT

Asset liability management involves developing, implementing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. Our banks’ Asset/Liability Committees are responsible for managing this process.

Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Our banks’ transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Also, the banks have a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rate and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to earnings and capital. Accordingly, effective risk management that maintains IRR at prudent levels is essential to our safety and soundness.

11.

Evaluating exposure to changes in interest rates includes assessing both the adequacy of management’s process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, we seek to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the assessment of existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

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

We derive the majority of income from the excess of interest collected over interest paid. The rates of interest earned on its assets and owed on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profit margins (or losses) if we cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

Various techniques might be used by an institution to minimize IRR. We periodically analyze assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management.

Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments are often used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. We have not purchased derivative financial instruments in the past and do not presently intend to purchase such instruments.

We are also subject to repayment risk when interest rates fall. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduces interest income and overall asset yields.

Certain portions of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, we seek to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits or selling assets. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity.

12.

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001. We had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument’s contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/notional amount as of December 31, 2001 maturing in:

                                                                                                             Fair
                                  2002       2003     2004       2005       2006  Thereafter    Total        Value
                                  ----       ----     ----       ----       ----   ---------    -----        -----
                                                                 (In thousands)
Rate Sensitive Assets
Federal funds sold              $ 8,290    $    -    $     -    $     -    $     -    $    -    $  8,290   $   8,290
   Average interest rate           1.50%        -          -          -         -          -          -
Fixed interest rate securities    5,786         -      4,143      2,128      8,142       421      20,620      20,836
   Average interest rate           5.14%        -       5.24%      5.12%      5.85%     5.52%       5.44%
Tax-exempt fixed rate securities    316     1,056        697        757        716     1,426       4,968       5,133
   Average interest rate           5.94%     4.45%      5.24%      4.43%      5.32%     6.50%       5.37%
FHLB stock                        2,504         -          -          -          -          -      2,504       2,504
   Average interest rate           6.00%        -          -          -          -          -       6.00%
FRB stock                           480         -          -          -          -          -        480         480
   Average interest rate           6.00%        -          -          -          -          -       6.00%
Fixed interest rate loans        10,049     7,152     16,476     15,321     19,348     25,715     94,061      95,792
   Average interest rate           9.99%     9.13%      8.57%      8.43%      8.01%     7.58%      8.35%
Variable interest rate loans     62,814    13,629     15,553     19,955      5,968      2,769    120,688     122,869
   Average interest rate           5.35%     9.03%      8.11%      8.23%      8.71%     9.19%      6.85%    --------
                                -------    ------     ------     ------     ------     ------    -------
Total earning assets             90,239    21,837     36,869     38,161     34,174     30,331    251,611     255,904
                                -------    ------     ------     ------     ------     ------    -------    --------
Rate Sensitive Liabilities
Interest-bearing demand        $ 57,699    $    -    $     -    $     -    $     -    $     -   $ 57,699   $  57,699
   Average interest rate           1.19%        -          -          -          -          -       1.19%
Savings                          25,192         -          -          -          -          -     25,192      25,192
   Average interest rate           1.50%        -          -          -          -          -       1.50%
Time deposits                    73,044    20,995     10,920      1,095        975          -    107,029     109,503
   Average interest rate           4.28%     5.67%      6.00%      4.64%      4.64%         -       4.69%
Securities sold under agreements
   to repurchase                  1,889         -          -          -          -          -      1,889       1,889
   Average interest rate%          1.54%        -          -          -          -          -       1.54%
Capital securities                   -          -          -          -          -      4,850      4,850       4,850
   variable rate                     -          -          -          -          -       6.02%      6.02%
Fixed interest rate FHLB advances   376       407        441        477      3,804          -      5,505       5,510
   Average interest rate           6.04%     6.04%      6.04%      6.04%      6.04%         -      6.04%       -----
                                -------     ------     -----      -----      -----      -----    -------
Total interest bearing
      liabilities               158,200     21,402     1,361      1,572      4,779      4,850    202,164     204,643
                               --------     ------     -----      -----      -----      -----    -------     -------
Interest rate sensitivity gap  $(67,961)  $    435   $25,508    $36,589   $ 29,395   $ 25,487     49,447
                               ========   ========   =======    =======   ========   ========     ======
Cumulative interest rate
   sensitivity gap             $(67,961)  $(67,526) $(42,018)   $(5,429)   $23,966    $49,447
                               ========   ========  ========    =======    =======    =======

13.

Principal/notional amount as of December 31, 2000 maturing in:

                                                                                                            Fair
                                  2001       2002       2003       2004       2005  Thereafter    Total     Value
                                  ----       ----       ----       ----       ----  ----------    -----     -----
                                                                 (In thousands)
Rate Sensitive Assets
Federal funds sold            $  5,150   $      -   $      -   $      -    $     -    $     -    $ 5,150   $   5,150
   Average interest rate          6.50%         -          -          -          -          -       6.50%
Fixed interest rate securities   1,657      8,073      1,500      1,621        675        410     13,936      13,817
   Average interest rate          5.73%      5.29%      6.02%      5.60%      5.78%      5.85%      5.50%
Tax-exempt fixed rate securities   485        225        945        660        770      2,352      5,437       5,504
   Average interest rate           4.71%     5.29%      4.36%      5.90%      4.49%      5.42%      5.09%
FHLB stock                       2,504          -          -          -          -          -      2,504       2,504
   Average interest rate          8.00%         -          -          -          -          -       8.00%
FRB stock                          360          -          -          -          -          -        360         360
   Average interest rate          6.00%         -          -          -          -          -       6.00%
Fixed interest rate loans       12,203      6,891     10,733     21,661     11,384     44,276    107,148     106,779
   Average interest rate          8.90%      9.13%      9.22%      8.94%      8.87%      7.54%      8.39%
Variable interest rate loans    56,210     17,259     17,910     13,119      2,136        730    107,364     107,323
   Average interest rate         10.08%      8.65%      9.13%      9.06%      9.00%      8.99%      9.54%    -------
                                ------     ------     ------     ------     ------     ------    -------
Total earning assets            78,569     32,448     31,088     37,061     14,965     47,768    241,899     241,437
                                ------     ------     ------     ------     ------     ------    -------     -------
Rate Sensitive Liabilities
Interest-bearing demand       $ 55,611   $      -   $      -   $      -    $     -    $     -    $55,611   $  55,611
   Average interest rate           .86%         -          -          -          -          -        .86%
Savings                         23,075          -          -          -          -          -     23,075      23,075
   Average interest rate          1.50%         -          -          -          -          -       1.50%
Time deposits                   69,861     19,270     14,967      3,740        523          -    108,361     109,317
   Average interest rate          6.08%      5.86%      6.15%      6.69%      6.66%         -      6.07%
Securities sold under agreements
   to repurchase                 2,083          -          -          -          -          -      2,083       2,083
   Average interest rate          3.60%         -          -          -          -          -       3.60%
Fixed interest rate FHLB advances  348        376        407        441        477      3,804      5,853       5,788
   Average interest rate          6.04%      6.04%      6.04%      6.04%      6.04%      6.04%      6.04%
                               -------     ------     ------      -----      -----      -----    --------
Total interest bearing
liabilities                    150,978     19,646     15,374      4,181      1,000      3,804    194,983     195,874
                               -------     ------     ------      -----      -----      -----    -------     -------
Interest rate sensitivity gap $(72,409)   $12,802   $ 15,714    $32,880    $13,965   $ 43,964   $ 46,916
                              ========    =======   ========    =======    =======   ========   ========
Cumulative interest rate
   sensitivity gap            $(72,409)  $(59,607)  $(43,893)  $(11,013)   $ 2,952    $46,916
                              ========   ========   ========   ========    =======    =======

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations and other sections of this Annual Report contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “product”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

14.

Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

  changes in interest rates and interest rate relationships; demand for products and services;
  the degree of competition by traditional and non-traditional competitors;
  changes in banking regulations;
  changes in tax laws;
  changes in prices, levies and assessments;
  the impact of technology, governmental and regulatory policy changes;
  the outcome of pending and future litigation and contingencies;
  trends in customer behavior as well as their ability to repay loans; and
  changes in the national and local economies.

These are representative of the Future Factors that could cause a difference between an actual outcome and a forward-looking statement.

15.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the Lenawee Bancorp, Inc.’s consolidated financial statements and related information appearing in this Annual Report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present Lenawee Bancorp’s financial position and results of operations and were prepared in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company’s financial statements, amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

Lenawee Bancorp, Inc. maintains a system of internal controls designed to provide reasonable assurance that all assets are safeguarded and financial records are reliable for preparing the consolidated financial statements. The Company complies with laws and regulations relating to safety and soundness which are designated by the FDIC and other appropriate federal banking agencies. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of this control system. The effectiveness of internal controls is monitored by a program of internal audit. Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. Management believes that Lenawee Bancorp’s system provides the appropriate balance between costs of controls and the related benefits.

The independent auditors have audited the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent review of the fairness of the reported operating results and financial position. The Board of Directors of Lenawee Bancorp has an Audit Committee composed of five non-management Directors. The Committee meets periodically with the internal auditors and the independent auditors.

Patrick K. Gill President and Chief Executive Officer	Loren V. Happel Vice President and Chief Financial Officer

16.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Lenawee Bancorp, Inc.
Adrian, Michigan

We have audited the accompanying consolidated balance sheets of Lenawee Bancorp, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenawee Bancorp, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                                Crowe, Chizek and Company LLP

South Bend, Indiana
February 8, 2002

17.

LENAWEE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

                                                                          2001                 2000
                                                                          ----                 ----
ASSETS
Cash and due from banks                                            $      15,986,998    $       7,842,516
Federal funds sold                                                         8,290,000            5,150,000
                                                                   -----------------    -----------------
     Total cash and cash equivalents                                      24,276,998           12,992,516

Securities available for sale                                             25,969,241           19,321,007
Federal Home Loan Bank stock, at cost                                      2,503,700            2,503,700
Federal Reserve Bank stock, at cost                                          480,000              360,000

Loans held for sale                                                          416,600              803,040
Loans receivable, net of allowance for loan losses:
  $2,200,157 - 2001, $2,287,438 - 2000                                   212,589,534          212,317,017
Premises and equipment, net                                                6,611,126            5,988,602
Accrued interest receivable                                                1,877,744            1,898,947
Mortgage servicing rights                                                  2,065,958            1,515,924
Other assets                                                               1,336,178            2,046,702
                                                                   -----------------    -----------------
         Total assets                                              $     278,127,079    $     259,747,455
                                                                   =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Noninterest bearing                                           $      45,487,597    $      37,095,649
     Interest bearing                                                    189,919,417          187,047,006
                                                                   -----------------    -----------------
         Total deposits                                                  235,407,014          224,142,655

Borrowed funds                                                             7,394,232            7,936,150
Accrued interest payable                                                     849,994              945,791
Other liabilities                                                          1,618,466            1,256,111
Capital securities                                                         4,850,417                    -

Common stock subject to repurchase obligation in ESOP                      4,444,244            5,113,770
Shareholders' equity
     Common stock and paid-in capital, no par
       value:  3,000,000 shares authorized; shares
       issued and outstanding:  848,537 - 2001; 851,551 - 2000            10,186,534            9,631,958
     Retained earnings                                                    13,124,430           10,755,423
     Accumulated other comprehensive income (loss)
       net of tax                                                            251,748              (34,403)
                                                                   -----------------    -----------------
         Total shareholders' equity                                       23,562,712           20,352,978
                                                                   -----------------    -----------------
              Total liabilities and shareholders' equity           $     278,127,079    $     259,747,455
                                                                   =================    =================

See accompanying notes to consolidated financial statements.

18.

LENAWEE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2001, 2000 and 1999

                                                        2001                2000                1999
                                                        ----                ----                ----
Interest and dividend income
     Loans receivable, including fees              $    19,284,332     $    19,267,973    $     16,025,062
     Taxable securities                                    975,860             850,100           1,222,553
     Nontaxable securities                                 247,890             289,436             309,750
     Federal funds sold                                    255,321             166,828             118,244
     Dividend income                                       208,194             229,023             221,937
     Other                                                  40,911              47,993              25,184
                                                   ---------------     ---------------    ----------------
         Total interest and dividend income             21,012,508          20,851,353          17,922,730

Interest expense
     Deposits                                            7,779,154           7,853,587           5,693,930
     Borrowed funds                                        419,207             856,797             618,291
                                                   ---------------     ---------------    ----------------
         Total interest expense                          8,198,361           8,710,384           6,312,221
                                                   ---------------     ---------------    ----------------
Net interest income                                     12,814,147          12,140,969          11,610,509
     Provision for loan losses                             388,000              30,000           2,560,000
                                                   ---------------     ---------------    ----------------
Net interest income after provision for
  loan losses                                           12,426,147          12,110,969           9,050,509

Noninterest income
     Service charges and fees                            1,362,691             980,745             778,625
     Net gains on loan sales                             2,715,924             651,733           1,032,371
     Loan servicing fees, net of amortization             (290,590)            107,109             113,222
     Other                                                 363,256             324,282             313,044
                                                   ---------------     ---------------    ----------------
                                                         4,151,281           2,063,869           2,237,262

Noninterest expense
     Salaries and employee benefits                      7,188,368           5,018,659           5,034,569
     Occupancy and equipment                             2,067,338           1,588,555           1,677,784
     Insurance                                             136,098             141,445              63,851
     Printing, postage  and supplies                       420,637             312,674             327,807
     Professional and outside services                     563,213             391,617             208,566
     State and other taxes                                 103,930             163,313             169,032
     Mobile banking costs                                  425,563             341,658             236,246
     Receivable financing services                         249,149             296,733             282,372
     Other                                               1,028,002           1,158,875             994,229
                                                   ---------------     ---------------    ----------------
                                                        12,182,298           9,413,529           8,994,456
                                                   ---------------     ---------------    ----------------
Income before income taxes                               4,395,130           4,761,309           2,293,315
     Income tax expense                                  1,352,058           1,556,376             730,537
                                                   ---------------     ---------------    ----------------
Net income                                         $     3,043,072     $     3,204,933    $      1,562,778
                                                   ===============     ===============    ================
Basic earnings per share                           $          3.58     $          3.75    $           1.83
                                                   ===============     ===============    ================
Diluted earnings per share                         $          3.54     $          3.71    $           1.83
                                                   ===============     ===============    ================

See accompanying notes to consolidated financial statements.

19.

LENAWEE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999

                                                     Common                           Accumulated
                                                    Stock and                            Other             Total
                                                     Paid-In         Retained         Comprehensive     Shareholders'
                                                     Capital         Earnings         Income (Loss)        Equity
                                                     -------         --------         -------------        ------
Balance January 1, 1999                          $  10,999,709     $   7,424,937      $    222,954     $  18,647,600

Comprehensive income:
    Net income                                                         1,562,778                           1,562,778
    Unrealized gains (losses) on securities                                               (848,818)
    Reclassifications for realized gains (losses)                                            4,520
    Tax effect                                                                             287,062
                                                                                     -------------
       Total other comprehensive income                                                   (557,236)         (557,236)
                                                                                     -------------     -------------
          Total comprehensive income                                                                       1,005,542
                                                                                                       -------------
Change in common stock subject to repurchase          (628,500)                                             (628,500)

Retirement of stock - 1,026 shares                     (36,936)                                              (36,936)

Proceeds from sale of stock - 2,656 shares              96,030                                                96,030

Cash dividends - $.75 per share                                         (634,775)                           (634,775)
                                                  ------------     -------------     -------------     -------------
Balance December 31, 1999                           10,430,303         8,352,940          (334,282)       18,448,961

Comprehensive income:
    Net income                                                         3,204,933                           3,204,933
    Unrealized gains (losses) on securities                                                454,418
    Tax effect                                                                            (154,539)
                                                                                     -------------
       Total other comprehensive income                                                    299,879           299,879
                                                                                     -------------     -------------
          Total comprehensive income                                                                       3,504,812
                                                                                                       -------------
Change in common stock subject to repurchase          (787,470)                                             (787,470)

Retirement of stock - 3,441 shares                    (151,405)                                             (151,405)

Proceeds from sale of stock - 2,582 shares             117,065                                               117,065

Stock options                                           23,465                                                23,465

Cash dividends - $.94 per share                                         (802,450)                           (802,450)
                                                  ------------     -------------     -------------     -------------
Balance December 31, 2000                            9,631,958        10,755,423           (34,403)       20,352,978

Comprehensive income:
    Net income                                                         3,043,072                           3,043,072
    Unrealized gains (losses) on securities                                                433,327
    Tax effect                                                                            (147,176)
                                                                                     -------------
       Total other comprehensive income                                                    286,151           286,151
                                                                                     -------------     -------------
          Total comprehensive income                                                                       3,329,223
                                                                                                       -------------
Change in common stock subject to repurchase           669,526                                               669,526

Retirement of stock - 5,619 shares                    (284,286)                                             (284,286)

Proceeds from sale of stock - 2,605 shares             132,855                                               132,855

Stock options                                           36,481                                                36,481

Cash dividends - $.80 per share                                         (674,065)                           (674,065)
                                                 -------------     -------------      ------------   ---------------
Balance December 31, 2001                        $  10,186,534     $  13,124,430      $    251,748   $    23,562,712
                                                 =============     =============      ============   ===============

See accompanying notes to consolidated financial statements.

20.

LENAWEE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999

                                                                 2001                2000                1999
                                                                 ----                ----                ----
Cash flows from operating activities
     Net income                                             $     3,043,072     $     3,204,933    $      1,562,778
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                               804,504             690,753             709,035
         Stock options                                               36,481              23,465                   -
         Provision for loan losses                                  388,000              30,000           2,560,000
         Net amortization and accretion on securities
          available for sale                                        102,372              69,728             116,787
         Amortization of mortgage servicing rights                  790,896             314,534             257,597
         Loans originated for sale                             (156,501,748)        (37,696,914)        (47,554,219)
         Proceeds from sales of mortgage loans                  158,263,182          44,954,185          49,491,958
         Net gains on sales of mortgage loans                    (2,715,924)           (651,733)         (1,032,371)
     Net change in:
         Deferred loan origination fees                             (52,129)            (33,877)            (92,717)
         Accrued interest receivable                                 21,203            (322,668)            117,856
         Other assets                                             1,532,660            (481,094)           (235,246)
         Accrued interest payable                                   (95,797)            301,960              87,333
         Other liabilities                                          232,883             154,858             106,052
                                                                -----------         -----------          ----------
              Net cash from operating activities                  5,849,655          10,558,130           6,094,843

Cash flows from investing activities
     Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                         10,207,721           4,087,858           9,699,134
         Sales of securities available for sale                           -                   -           7,674,558
         Sales of portfolio loans                                         -                   -           1,483,725
     Purchases of:
         Securities available for sale                          (16,525,000)                  -         (11,945,000)
         Federal Reserve Bank Stock                                (120,000)                  -                   -
         Premises and equipment, net                             (1,427,028)           (158,331)           (634,714)
     Net increase in loans                                       (1,552,221)        (26,951,438)        (39,916,902)
     Recoveries on loans charged-off                                103,993              87,547              61,823
                                                                -----------         -----------          ----------
              Net cash from investing activities                 (9,312,535)        (22,934,364)        (33,577,376)

Cash flows from financing activities
     Net change in deposits                                      11,264,359          24,936,246          13,315,458
     Net change in short term borrowings                           (194,032)             80,917          (2,151,706)
     Proceeds from FHLB advances                                          -          10,000,000          14,000,000
     Proceeds from issuance of capital securities                 4,850,417                   -                   -
     Repayment of FHLB advances                                    (347,886)        (18,321,521)         (6,297,154)
     Repurchase of common stock                                    (284,286)           (151,405)            (36,936)
     Issuance of common stock                                       132,855             117,065              96,030
     Dividends paid and fractional shares                          (674,065)           (802,450)           (634,775)
                                                                -----------         -----------          ----------
              Net cash from financing activities                 14,747,362          15,858,852          18,290,917
                                                                -----------         -----------          ----------
Net change in cash and cash equivalents                          11,284,482           3,482,618          (9,191,616)

Cash and cash equivalents at beginning of year                   12,992,516           9,509,898          18,701,514
                                                                -----------         -----------          ----------
Cash and cash equivalents at end of year                    $    24,276,998     $    12,992,516    $      9,509,898
                                                            ===============     ===============    ================
Supplemental schedule of noncash activities
     Transfer from:
         Loans to foreclosed real estate                    $       839,840     $       126,318    $        160,811
         Portfolio loans to loans held for sale                           -           9,592,343                   -
         Loans held for sale to portfolio loans                           -           2,447,377             679,146

     Cash paid for:
         Interest                                           $     8,294,158     $     8,408,424    $      6,521,024
         Income taxes                                               836,000           1,147,000           1,215,000

(Continued)

21.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accounting and reporting policies of Lenawee Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (the Banks), conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following describes the significant accounting and reporting policies which are employed in the preparation of the consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Banks and Bank of Lenawee's wholly-owned subsidiaries, Pavilion Mortgage Company and Lenawee Financial Services. All significant intercompany balances and transactions have been eliminated in consolidation.

Lenawee Capital Trust I (“Capital Trust”) was formed in December 2001. All of the common securities of this special purpose trust are owned by the Company. The Trust exists solely to issue capital securities. For financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of the Company. The Capital Securities are presented as a separate line item on the consolidated balance sheet.

Nature of Operations, Industry Segments and Concentrations of Credit Risk: The Company is a two-bank holding company which conducts limited business activities. The Banks perform the majority of business activities.

The Banks provide a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in their service area. They maintain a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit. While the Company’s chief decision maker monitors the revenue stream of various Company products and services, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated into one operating segment.

The principal market for the Banks’ financial services are the Michigan communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through their offices located in Lenawee, Hillsdale and Washtenaw Counties in Michigan.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of securities and other financial instruments are particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, federal funds sold and commercial paper with original maturities of 90 days or less. Cash flows are reported, net, for customer loan and deposit transactions, and securities sold under agreements to repurchase with original maturities of 90 days or less.

(Continued)

22.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income and shareholders’ equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value, with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. Other securities such as Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a combination of straight-line and accelerated methods with useful lives ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for furniture and equipment. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized.

(Continued)

23.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Other Real Estate Owned: Real estate properties acquired in collection of loan receivables are recorded at the lower of cost or fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expense. Other real estate owned amounts to $878,935 and $294,000 at December 31, 2001 and 2000 and are included in other assets.

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

Expense for employee compensation under stock option plans is reported only if options are granted below market price at grant date. Proforma disclosures of net income and earnings per share are provided as if the option’s fair value had been recorded using an option pricing model.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. No valuation allowance was needed as of December 31, 2001 and 2000.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders’ equity.

(Continued)

24.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer’s needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

NOTE 2 - SECURITIES

Year-end securities available for sale were as follows:

                                                            Gross             Gross
                                        Amortized        Unrealized        Unrealized            Fair
2001                                      Cost              Gains            Losses              Value
----                                      ----              -----            ------              -----
     U. S. Treasury and
        government agencies         $    17,885,663    $     180,506     $       (1,490)   $    18,064,679
     Obligations of states and
        political subdivisions            4,968,092          164,693                  -          5,132,785
     Mortgage-backed securities           2,734,230           37,547                  -          2,771,777
                                    ---------------    -------------     --------------    ---------------
                                    $    25,587,985    $     382,746     $       (1,490)   $    25,969,241
                                    ===============    =============     ==============    ===============

(Continued)

25.

LENAWEE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, and 2000

NOTE 2 - SECURITIES (Continued)

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
                                   ===============    =============     ==============    ===============

Contractual maturities of debt securities at year-end 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                   Amortized             Fair
                                                                     Cost                Value
                                                                     ----                -----
     Due in one year or less                                   $      5,645,931     $      5,746,718
     Due from one to five years                                      15,855,122           16,024,312
     Due from five to ten years                                         651,864              661,580
     Due after ten years                                                700,838              764,854
                                                               ----------------     ----------------
                                                                     22,853,755           23,197,464
     Mortgage-backed securities                                       2,734,230            2,771,777
                                                               ----------------     ----------------
                                                               $     25,587,985     $     25,969,241
                                                               ================     ================

Sales of securities available for sale were:

                                                  2001               2000                1999
                                                  ----               ----                ----
     Proceeds from sales                   $              -    $              -     $      7,674,558
     Gross gains from sales                               -                   -                5,785
     Gross losses from sales                              -                   -              (10,305)

In addition to Federal Home Loan Bank (FHLB) stock, securities having an amortized cost of approximately $5,023,000 and $11,980,000 at year-end 2001 and 2000 were pledged to secure FHLB advances (2000 only), public deposits, securities sold under agreements to repurchase and U.S. Treasury demand notes. Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders’ equity. At year-end 2001 and 2000, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $4,557,000 and $5,104,000 with an estimated market value of $4,714,000 and $5,185,000.

(Continued)

26.

LENAWEE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 3 – LOANS RECEIVABLE

Year-end loans receivable are as follows:

                                                                          2001                2000
                                                                          ----                ----
     Commercial                                                     $    123,306,677     $    116,105,167
     Agricultural                                                         31,764,155           32,952,291
     Real Estate Mortgage                                                 17,408,540           14,225,036
     Real Estate Construction                                              7,318,226           13,383,023
     Consumer                                                             34,951,480           37,846,196
                                                                    ----------------      ---------------
       Gross loans receivable                                            214,749,078          214,511,713

     Deferred loan origination fees/costs, net                                40,613               92,742
     Allowance for loan losses                                            (2,200,157)          (2,287,438)
                                                                    ----------------     ----------------
       Net loans receivable                                         $    212,589,534     $    212,317,017
                                                                    ================     ================

Certain directors and executive officers of the Company, including associates of such persons, were loan customers of the Company during 2001. A summary of aggregate related party loan activity for loans aggregating $60,000 or more to any related party is as follows:

                                                                           2001               2000
                                                                           ----               ----
     Balance at January 1                                           $      2,441,625     $      2,645,486
     New loans                                                             4,840,600            2,480,776
     Repayments                                                           (3,489,144)          (2,684,637)
     Other adjustments                                                        83,810                    -
                                                                    ----------------     ----------------
     Balance at December 31                                         $      3,876,891     $      2,441,625
                                                                    ================     ================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

                                                      2001                 2000                1999
                                                      ----                 ----                ----
     Beginning balance                          $      2,287,438    $       4,646,484    $      2,181,749
     Loan charge-offs                                   (579,274)          (2,476,593)           (157,088)
     Loan recoveries                                     103,993               87,547              61,823
                                                ----------------    -----------------    ----------------
         Net loan charge-offs                           (475,281)          (2,389,046)            (95,265)
                                                ----------------    -----------------    ----------------
     Provision for loan losses                           388,000               30,000           2,560,000
                                                ----------------    -----------------    ----------------
     Ending balance                             $      2,200,157    $       2,287,438    $      4,646,484
                                                ================    =================    ================

(Continued)

27.

LENAWEE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows:

                                                          2001                 2000                1999
                                                          ----                 ----                ----
     Year-end loans with no allowance for
       loan losses allocated                           $        -        $           -       $      95,000
     Year-end loans with allowance for loan
       losses allocated                                   652,000              325,000           2,979,000
                                                       ----------        -------------       -------------
     Total impaired loans                              $  652,000        $     325,000       $   4,074,000
                                                       ==========        =============       =============
     Amount of the allowance allocated                 $  367,000        $     106,000       $   2,352,000

     Average of impaired loans during the year            433,000            1,946,000             155,000

     Interest income recognized during
       impairment                                           5,000               49,000              13,000

     Cash-basis interest income recognized                  1,000               14,000                   -

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

NOTE 5 - LOAN SERVICING

Loans serviced for others are not reported as assets. These loans totaled $227,205,000 and $180,165,000 at year-end 2001 and 2000. Related escrow balances were $459,000 and $343,000 at year-end 2001 and 2000.

Activity for capitalized mortgage servicing rights was as follows:

                                                          2001                2000               1999
                                                          ----                ----               ----
     Servicing rights:
         Beginning of year                          $      1,515,924    $      1,335,419    $    1,098,116
         Additions                                         1,340,930             495,039           494,900
         Amortization                                       (790,896)           (314,534)         (257,597)
                                                    ----------------    ----------------    --------------
         End of year                                $      2,065,958    $      1,515,924    $    1,335,419
                                                    ================    ================    ==============

(Continued)

28.

LENAWEE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment consist of:

                                                                              2001               2000
                                                                              ----               ----
     Land                                                              $         669,812    $      504,279
     Buildings and improvements                                                6,873,193         6,862,764
     Furniture and equipment                                                   6,527,324         5,552,616
                                                                       -----------------    --------------
         Total cost                                                           14,070,329        12,919,659
     Accumulated depreciation                                                 (7,459,203)       (6,931,057)
                                                                       -----------------    --------------
                                                                       $       6,611,126    $    5,988,602
                                                                       =================    ==============

Depreciation expense was $804,504, $690,753 and $709,035 in 2001, 2000 and 1999, respectively.

NOTE 7 - DEPOSITS

At year-end 2001, stated maturities of time deposits were as follows, for the years ending December 31:

                  2002                                                 $      73,044,018
                  2003                                                        20,995,140
                  2004                                                        10,920,400
                  2005                                                         1,095,000
                  2006                                                           974,980
                                                                       -----------------
                                                                       $     107,029,538
                                                                       =================

Time deposits exceeding $100,000 were approximately $41,964,000 and $49,766,000 at year-end 2001 and 2000.

At year-end 2001, stated maturities of time deposits exceeding $100,000 were as follows:

                  In 3 months or less                                  $      19,556,000
                  Over 3 through 6 months                                      7,620,000
                  Over 6 through 12 months                                     7,241,000
                  Over 12 months                                               7,547,000
                                                                       -----------------
                                                                       $      41,964,000
                                                                       =================

Related party deposits were $756,000 and $1,942,000 at year-end 2001 and 2000.

(Continued)

29.

LENAWEE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 8 - BORROWED FUNDS

Securities Sold Under Agreements to Repurchase

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                               2001              2000
                                                                               ----              ----
Amount outstanding at year-end                                          $     1,889,248    $    2,083,280
Weighted average interest rate at year-end                                        1.54%              3.60%
Average daily balance during the year                                   $     2,145,855    $    3,652,025
Weighted average interest rate during the year                                    2.76%              4.65%
Maximum month-end balance during the year                               $     4,615,219    $    6,380,931

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances totaled $5,504,984 and $5,852,870 at year-end 2001 and 2000. The balance at both year-ends consisted of one fixed rate advance with an interest rate of 6.04%.

Pursuant to collateral agreements with the Federal Home Loan Bank, in addition to Federal Home Loan stock, advances are secured under a blanket lien arrangement by qualified 1-to-4 family mortgage loans and U.S. Government agency securities (2000 only) with a carrying value of approximately $13,176,000 and $21,734,000 at year-end 2001 and 2000.

At year-end 2001 and 2000, scheduled principal reductions on these advances were as follows for the years ending December 31:

                                                                             2001               2000
                                                                             ----               ----
                  2001                                                 $             -     $       347,886
                  2002                                                         376,412             376,412
                  2003                                                         407,278             407,278
                  2004                                                         440,675             440,675
                  2005                                                         476,810             476,810
                  2006                                                       3,803,809           3,803,809
                                                                       ---------------     ---------------
                  Total FHLB advances                                  $     5,504,984     $     5,852,870
                                                                       ===============     ===============

(Continued)

30.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 9 – CAPITAL SECURITIES

In December 2001, Lenawee Capital Trust I (“Capital Trust”), a wholly owned subsidiary of the Company, closed a pooled private offering of 5,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Capital Trust are the junior subordinated debentures of the Company and payment thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Capital Trust under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at a variable rate of interest and are included in interest expense in the consolidated financial statements. The variable rate of interest is equal to the sum of the six month London Interbank Offered Rate and 3.75% with a maximum rate of 11.0% during the first five years, and the rate of interest is equal to 6.02% as of December 31, 2001. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001, the outstanding principal balance of the Capital Securities was $5,000,000. The principal balance of the Capital Securities less unamortized costs are presented as a liability in the financial statements.

NOTE 10 - INCOME TAXES

Income tax expense consists of:

                                                           2001               2000             1999
                                                           ----               ----             ----
     Current                                         $     1,189,935    $      753,556     $    1,464,775
     Deferred                                                162,123           802,820           (734,238)
                                                     ---------------    --------------     --------------
         Total                                       $     1,352,058    $    1,556,376     $      730,537
                                                     ===============    ==============     ==============

Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows:

                                                           2001              2000               1999
                                                           ----              ----               ----
     Statutory rates                                 $     1,494,344    $    1,618,845     $      779,727
     Increase (decrease) from:
         Tax-exempt securities income                       (108,880)         (105,095)          (106,804)
         Non-deductible interest expense                       8,766            15,615              7,070
         Other, net                                          (42,172)           27,011             50,544
                                                     ---------------    --------------     --------------
                                                     $     1,352,058    $    1,556,376     $      730,537
                                                     ===============    ==============     ==============

(Continued)

31.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 10 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities consist of:

                                                                              2001               2000
                                                                              ----               ----
     Deferred tax assets
         Allowance for loan losses                                      $      503,356     $      578,903
         Net deferred loan fees                                                216,207            211,552
         Net unrealized losses on
           securities available for sale                                             -             17,704
         Other                                                                 106,903             71,483
                                                                        --------------     --------------
              Total deferred tax assets                                        826,466            879,642
                                                                        --------------     --------------
     Deferred tax liabilities
         Depreciation                                                         (305,330)          (307,447)
         Mortgage servicing rights                                            (644,182)          (515,414)
         Net unrealized gains on securities
           available for sale                                                 (129,688)                 -
                                                                        --------------     --------------
              Total deferred tax liabilities                                (1,079,200)          (822,861)
                                                                        --------------     --------------
     Net deferred tax asset (liability)                                 $     (252,734)    $       56,781
                                                                        ==============     ==============

NOTE 11 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the years ended is presented below:

Basic earnings per share                                    2001              2000               1999
                                                            ----              ----               ----
     Net income available to common
       shareholders                                    $    3,043,072    $     3,204,933    $    1,562,778
                                                       ==============    ===============    ==============
     Weighted average common shares
       outstanding                                            849,833            853,910           852,509
                                                       ==============    ===============    ==============
         Basic earnings per share                          $    3.58          $  3.75           $   1.83
                                                           =========          =======           ========

                                                            2001              2000               1999
                                                            ----              ----               ----
Diluted earnings per share
     Net income available to common
       shareholders                                    $    3,043,072    $     3,204,933    $    1,562,778
                                                       ==============    ===============    ==============
     Weighted average common shares
       outstanding                                            849,833            853,910           852,509
     Add:  Dilutive effects of exercise of
       stock options                                            9,554             10,881             1,857
                                                       --------------    ---------------    --------------
     Weighted average common and dilutive
       potential common shares outstanding                    859,387            864,791           854,366
                                                       ==============    ===============    ==============
     Diluted earnings per share                            $    3.54          $  3.71           $   1.83
                                                           =========          =======           ========

(Continued)

32.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 12 - EMPLOYEE BENEFITS

Defined Benefit Plan

Information about the pension plan was as follows.

                                                                              2001               2000
                                                                              ----               ----
     Change in benefit obligation:
         Beginning benefit obligation                                   $     1,958,501    $    1,559,521
         Service cost                                                           146,675           154,300
         Interest cost                                                          138,067           122,931
         Actuarial (gain) loss                                                     (589)          102,065
         Plan amendments                                                              -            65,300
         Benefits paid                                                          (63,561)          (45,616)
                                                                        ---------------    --------------
         Ending benefit obligation                                      $     2,179,093    $    1,958,501
                                                                        ===============    ==============
     Change in plan assets, at fair value:
         Beginning plan assets                                          $     1,444,811    $    1,331,916
         Actual return                                                          (67,809)          (31,089)
         Employer contribution                                                  313,892           189,600
         Benefits paid                                                          (63,561)          (45,616)
                                                                        ---------------    --------------
         Ending plan assets                                             $     1,627,333    $    1,444,811
                                                                        ===============    ==============
     Net amount recognized:
         Funded status                                                  $      (551,760)   $     (513,690)
         Unrecognized net actuarial loss                                        585,855           432,914
         Unrecognized transition obligation                                       8,213            12,318
         Unrecognized prior service cost                                          8,099            10,808
                                                                        ---------------    --------------
         Prepaid (accrued) benefit cost                                 $        50,407    $      (57,650)
                                                                        ===============    ==============

The components of pension expense and related actuarial assumptions were as follows.

                                                          2001               2000               1999
                                                          ----               ----               ----
     Service cost                                     $      146,675    $       154,300    $      127,921
     Interest cost                                           138,067            122,931           100,871
     Expected return on plan assets                         (103,156)           (94,578)          (78,756)
     Amortization of prior service cost                        2,709              2,709             2,709
     Amortization of transition obligation                     4,105              4,105             4,105
     Recognized net actuarial loss                            17,435             12,141             3,556
     Special termination benefit loss                              -             65,300                 -
                                                      --------------    ---------------    --------------
         Net pension expense                          $      205,835    $       266,908    $      160,406
                                                      ==============    ===============    ==============
     Discount rate on benefit obligation                     7.25%               7.5%               7.5%
     Long-term expected rate of return
       on plan assets                                        8.0%                8.0%               8.0%
     Rate of compensation increase                           5.0%                5.0%               5.0%

(Continued)

33.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 12 - EMPLOYEE BENEFITS (Continued)

ESOP and 401(k) Plan

The Company maintains an employee stock ownership plan (ESOP) covering substantially all employees. The ESOP is designed to enable employees to acquire common stock of the Company. The cost of the ESOP is funded through contributions to an Employee Stock Ownership Trust in amounts determined annually by the Board of Directors. Shares of common stock acquired by the ESOP are to be allocated to each participating employee and held until the employee's termination, retirement or death. There were no cash contributions to the ESOP for 2001, 2000 and 1999.

At year-end 2001 and 2000, the ESOP held 86,296 and 100,270 shares of the Company’s stock, all of which is allocated to employees. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at the most recent appraised value in accordance with the terms and conditions of the plan. As such, these shares are not classified in shareholders’ equity as permanent equity. The appraisal value of the shares held by the ESOP was $4,444,000 and $5,113,400 at year-end 2001 and 2000.

The ESOP plan includes a 401(k) provision. Employees may elect to contribute up to 15% of their salaries, and the Company will match 100% of the contribution up to 2% of the eligible salaries. Expense relating to the 401(k) provision was $119,000, $97,000 and $58,000 in 2001, 2000 and 1999.

Stock Option Plan

SFAS No. 123, Accounting for Stock-Based Compensation requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Accordingly, the following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation cost for stock options. The exercise price of options granted during 1999 is equivalent to the market value of underlying stock at the grant date. Accordingly, no compensation expense was actually recognized for stock options in 1999. During 2000, 5,720 options were granted at an exercise price of $44, which was below market value of the underlying stock as of the grant date. Accordingly, $23,000 of compensation expense was recognized for stock options granted in 2000. During 2001, 7,200 options were granted at an exercise price of $51.00, which was below market value of the underlying stock as of the grant date. Accordingly, $36,481 of compensation expense was recognized for stock options granted in 2001.

                                                            2001              2000               1999
                                                            ----              ----               ----
       Net income as reported                          $    3,043,072    $     3,204,933    $    1,562,778
       Proforma net income                                  2,973,538          3,151,125         1,533,382
       Reported earnings per common share
           Basic                                       $         3.58    $          3.75    $         1.83
           Diluted                                               3.54               3.71              1.83
       Proforma earnings per common share
           Basic                                                 3.50               3.69              1.80
           Diluted                                               3.46               3.64              1.79

(Continued)

34.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 12 - EMPLOYEE BENEFITS (Continued)

The fair value of options granted is estimated using option pricing models, using the following weighted average information:

                                                               2001              2000               1999
                                                               ----              ----               ----
       Risk-free interest rate                                  4.88%              6.64%             5.10%
       Expected option life                                   8 years            8 years           8 years
       Expected stock price volatility                         23.16%             20.92%           Nominal
       Expected dividends                                       1.44%              1.35%             1.86%

The weighted average fair value of stock options granted was $20.18, $24.86 and $7.09 for 2001, 2000 and 1999. At year-end 2001, options outstanding had a weighted average remaining life of 6.7 years.

Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Information about options available for grant and options granted follows:

                                                                                                 Weighted-
                                                                                                  Average
                                                      Available               Options            Exercise
                                                    For Grant(1)          Outstanding(1)         Price(1)
                                                    ------------          --------------         --------
Balance at January 1, 1999                               33,180                 16,440              21.37
     Options issued                                      (5,720)                 5,720              36.00
                                                      ---------              ---------           --------
Balance at December 31, 1999                             27,460                 22,160              25.14
     Options issued                                      (5,720)                 5,720              44.00
                                                      ---------              ---------           --------
Balance at December 31, 2000                             21,740                 27,880         $    29.01
     Expiration of non-granted options                  (21,740)                     -               -
     Options approved                                    50,000                      -               -
     Options issued                                      (7,200)                 7,200              51.00
                                                      ---------              ---------          ---------
Balance at December 31, 2001                             42,800                 35,080         $    33.53
                                                      =========              =========          =========

(1) Restated for a two-for-one stock split in 1999.

Options exercisable at year-end are as follows:

                                                                                            Weighted-
                                                                                             Average
                                                                        Number of           Exercise
                                                                         Options              Price
                                                                         -------              -----
                         2001                                              22,332        $     27.64
                         2000                                              16,464              24.09
                         1999                                               9,964              22.25

(Continued)

35.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

At year-end 2001 and 2000, reserves of $3,308,000 and $3,573,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

The Company has the following commitments outstanding at year-end:

                                                                             2001                2000
                                                                             ----                ----
     Commitments to extend credit                                      $    56,017,000     $    58,476,000
     Credit card arrangements                                                3,023,000           2,725,000
     Standby letters of credit                                               2,197,000             696,000
                                                                       ---------------     ---------------
                                                                       $    61,237,000     $    61,897,000
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer’s performance to a third party.

At December 31, 2001, the Company had $8,300,000 in federal funds sold. The Company also has $25,000,000 million of additional borrowing capacity at the Federal Home Loan Bank and $4,000,000 of borrowing capacity with correspondent banks.

NOTE 14 - PARENT CORPORATION CONDENSED

The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Banks. The Banks are subject to certain restrictions on the amount of dividends they may declare without prior regulatory approval. At December 31, 2001, approximately $6,134,000 of the Banks' retained earnings is available for transfer in the form of dividends without prior approval from regulatory agencies.

Following are condensed parent corporation financial statements.

(Continued)

36.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 14 - PARENT CORPORATION CONDENSED (Continued)

                                             CONDENSED BALANCE SHEETS
                                            December 31, 2001 and 2000

                                                                             2001               2000
                                                                             ----               ----
Assets
Cash and cash equivalents                                               $    4,814,693    $     1,031,430
Securities available for sale                                                  621,133            727,894
Investment in subsidiaries                                                  27,764,249         23,774,861
Other                                                                            8,652            437,518
                                                                        --------------    ---------------
     Total assets                                                       $   33,208,727    $    25,971,703
                                                                        ==============    ===============
Liabilities and Shareholders' Equity
Capital securities                                                      $    4,850,417    $             -
Other                                                                          351,354            504,955
Common stock subject to repurchase obligation in ESOP                        4,444,244          5,113,770
Shareholders' equity                                                        23,562,712         20,352,978
                                                                        --------------    ---------------
     Total liabilities and shareholders' equity                         $   33,208,727    $    25,971,703
                                                                        ==============    ===============

                                          CONDENSED STATEMENTS OF INCOME
                                             Years ended December 31,

                                                           2001              2000               1999
                                                           ----              ----               ----
Dividends from subsidiaries                          $    4,375,000     $    1,200,000    $       600,000
Interest on securities                                       29,363             38,183             43,596
Interest on capital securities                              (26,345)                 -                  -
Other expenses                                              (44,559)          (118,318)               (15)
                                                     --------------     --------------    ---------------
Income before equity in undistributed income
  of subsidiary banks                                     4,333,459          1,119,865            643,581

Equity (excess) in undistributed net income of
  subsidiary                                             (1,290,387)         2,085,068            919,197
                                                     --------------     --------------    ---------------
Net income                                           $    3,043,072     $    3,204,933    $     1,562,778
                                                     ==============     ==============    ===============

(Continued)

37.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 14 - PARENT CORPORATION CONDENSED (Continued)

                                        CONDENSED STATEMENTS OF CASH FLOWS
                                             Years ended December 31,

                                                               2001            2000              1999
                                                               ----            ----              ----
Operating activities
Net income                                               $    3,043,072    $   3,204,933    $   1,562,778
Adjustments to reconcile net income to net cash
  provided by operating activities
     (Equity) excess in undistributed net income of
       subsidiaries                                           1,290,387       (2,085,068)        (919,197)
     Investment in banking subsidiaries                      (5,000,000)               -                -
     Net amortization of investment securities                    1,420            4,100            3,627
     Stock options                                               36,481           23,465                -
     Other                                                      271,982           87,862           60,763
                                                         --------------    -------------    -------------
         Net cash from operating activities                    (356,658)       1,235,292          707,971

Investing Activities
Activity in available for sale securities
     Maturities and calls                                       115,000          215,000          105,000
                                                         --------------    -------------    -------------
         Net cash from investing activities                     115,000          215,000          105,000

Financing Activities
Proceeds from capital securities                              4,850,417                -                -
Repurchase of common stock                                     (284,286)        (151,405)         (36,936)
Issuance of common stock                                        132,855          117,065           96,030
Dividends paid and fractional shares                           (674,065)        (802,450)        (634,775)
                                                         --------------    -------------    -------------
     Net cash from financing activities                       4,024,921         (836,790)        (575,681)
                                                         --------------    -------------    -------------
Net change in cash and cash equivalents                       3,783,263          613,502          237,290

Beginning cash and cash equivalents                           1,031,430          417,928          180,638
                                                         --------------    -------------    -------------
Ending cash and cash equivalents                         $    4,814,693    $   1,031,430    $     417,928
                                                         ==============    =============    =============

(Continued)

38.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The estimated year-end fair values of financial instruments were:

                                                          2 0 0 1                              2 0 0 0
                                                          -------                              -------
                                                Carrying                            Carrying
                                                 Amount           Fair Value         Amount            Fair Value
                                                 ------           ----------         ------            ----------
Financial assets:

Cash and cash equivalents                 $     24,276,998    $    24,277,000     $   12,992,516    $    12,993,000
Securities available for sale                   25,969,241         25,969,000         19,321,007         19,321,000
Stock in Federal Home Loan Bank                  2,503,700          2,504,000          2,503,700          2,504,000
Stock in Federal Reserve Bank                      480,000            480,000            360,000            360,000
Loans held for sale                                416,600            416,000            803,040            803,000
Loans, net                                     212,589,534        216,501,000        212,317,017        211,907,000
Accrued interest receivable                      1,877,744          1,878,000          1,898,947          1,899,000
Mortgage servicing rights                        2,065,958          2,066,000          1,515,924          1,516,000

Financial liabilities:

Demand and savings deposits               $   (128,377,476)   $  (128,377,000)    $ (115,782,067)   $  (115,782,000)
Time deposits                                 (107,029,538)      (109,503,000)      (108,360,588)      (109,317,000)
Borrowed funds                                  (7,394,232)        (7,399,000)        (7,936,150)        (7,871,000)
Capital securities                              (4,850,417)        (4,850,000)                 -                  -

(Continued)

39.

LENAWEE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 16 - REGULATORY MATTERS

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

The Company and both banks were categorized as well capitalized at year-end. Actual and required capital levels (in millions) and ratios were:

                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                     Minimum Required              Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
2001
----
Total capital (to risk weighted assets)
   Consolidated                           $  34.9    15.3%           $ 18.3      8.0%          $ 22.9     10.0%
   Bank of Lenawee                           25.2    12.8%             15.8      8.0%            19.8     10.0%
   Bank of Washtenaw                          4.5    14.6%              2.5      8.0%             3.1     10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                              32.6    14.3%              9.1      4.0%            13.7      6.0%
   Bank of Lenawee                           23.3    11.8%              7.9      4.0%            11.9      6.0%
   Bank of Washtenaw                          4.2    13.6%              1.2      4.0%             1.9      6.0%
Tier 1 capital (to average assets)
   Consolidated                              32.6    11.9%             11.0      4.0%            13.7      5.0%
   Bank of Lenawee                           23.3     9.2%             10.1      4.0%            12.6      5.0%
   Bank of Washtenaw                          4.2    12.1%              1.4      4.0%             1.7      5.0%

2000
----
Total capital (to risk weighted assets)
   Consolidated                           $  27.8    12.7%           $ 17.5      8.0%          $ 21.9     10.0%
   Bank of Lenawee                           26.1    11.9%             17.5      8.0%            21.9     10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                              25.5    11.6%              8.8      4.0%            13.2      6.0%
   Bank of Lenawee                           23.8    10.9%              8.8      4.0%            13.1      6.0%
Tier 1 capital (to average assets)
   Consolidated                              25.5     9.9%             10.3      4.0%            12.9      5.0%
   Bank of Lenawee                           23.8     9.3%             10.3      4.0%            12.8      5.0%

(Continued)

40.

NOTE 16 - REGULATORY MATTERS (Continued)

The capital levels as of year-end 2001 include an adjustment for the $5,000,000 capital securities issued by Lenawee Capital Trust I in December 2001 subject to certain limitations. Federal Reserve guidelines limit the amount of capital securities which can be included in Tier 1 capital of the Company to 25% of total Tier 1 capital. At year-end 2001, all $5.0 million of the capital securities were included as Tier 1 capital of the Company.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                            Interest        Net Interest            Net          Earnings (Loss) per Share
                             Income            Income          Income (Loss)      Basic            Diluted
                             ------            ------          -------------      -----            -------
2001
     First quarter        $    5,409,000    $    3,135,000    $      733,000    $     0.86     $     0.85
     Second quarter            5,419,000         3,165,000           723,000          0.85           0.84
     Third quarter             5,220,000         3,270,000           767,000          0.90           0.89
     Fourth quarter            4,964,000         3,244,000           820,000          0.97           0.96

2000
     First quarter        $    4,833,000    $    2,889,000    $      704,000    $     0.83     $     0.81
     Second quarter            5,143,000         3,013,000           822,000          0.96           0.95
     Third quarter             5,378,000         3,040,000           804,000          0.94           0.93
     Fourth quarter            5,497,000         3,199,000           875,000          1.02           1.02

(Continued)

41.

COMMON STOCK INFORMATION

There is no active market for Company’s common stock, and there is no published information with respect to its market price. There are occasional sales through brokers and direct sales by shareholders of which the Company’s management is aware. It is the understanding of the management of the Company that over the last three years, the Company’s common stock has sold at prices in excess of book value.

The following table sets forth the range of high and low sales prices of the Company’s Common Stock during 2001, 2000, and 1999 , based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                    Cash
                                          Sales Prices (1)                   Dividends Declared (1)
                                          ----------------                   ----------------------
             2001                      High                Low
             ----                      ----                ---
First Quarter...............          $64.00             $50.00                     0.20
Second Quarter..............          $63.00             $53.00                     0.20
Third Quarter...............          $60.25             $56.00                     0.20
Fourth Quarter..............          $56.00             $47.75                     0.20

             2000                      High                Low
             ----                      ----                ---
First Quarter...............          $72.50             $65.00                     0.34
Second Quarter..............          $67.50             $62.50                     0.20
Third Quarter...............          $65.00             $60.00                     0.20
Fourth Quarter..............          $67.50             $60.00                     0.20

             1999                      High                Low
             ----                      ----                ---
First Quarter...............          $46.00             $46.00                     0.23
Second Quarter..............          $52.50             $47.50                     0.16
Third Quarter...............          $70.00             $52.50                     0.17
Fourth Quarter..............          $75.00             $70.00                     0.19

(1) Adjusted for all stock splits.

There are 3,000,000 shares of the Company's common stock authorized, of which 848,537 shares were issued and outstanding as of December 31, 2001. There were approximately 587 shareholders of record, including trusts and shares jointly owned, as of that date.

The holders of the Company's common stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have been paid four times annually. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Banks, along with other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid by the Banks. The ability of the Company and the Banks to pay dividends is subject to regulatory restrictions and requirements.

42.

Exhibit 21

Subsidiaries of Registrant

Name	Ownership	Incorporation

Bank of Lenawee	100%	Michigan

Bank of Washtenaw	100%	Michigan

Lenawee Financial Services, Inc.	100% by Bank of Lenawee	Michigan

Pavilion Mortgage Company	100% by Bank of Lenawee	Michigan