Form 10-Q
period 2002-03-31
PAVILION BANCORP INC
filed 2002-05-15
CIK 1112477

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

|X|      Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

|_|      Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File #000-30521

Pavilion Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3088340 (I.R.S. Employer Identification No.)

135 East Maumee Street, Adrian, Michigan 49221
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (517) 265-5144, Fax (517) 265-3926

Lenawee Bancorp, Inc.
(Former Name)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|	No |_|

As of May 5, 2002, there were 850,381 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

ITEM NO.                                        DESCRIPTION                                       PAGE NO.
----------------------------------------------------------------------------------------------------------

FINANCIAL INFORMATION

Item 1.    Financial Statements (Condensed)
           (a)    Report of Independent Accountants                                                   3
           (b)    Condensed Consolidated Balance Sheets                                               4
           (c)    Condensed Consolidated Statements of Income and Comprehensive Income                5
           (d)    Condensed Consolidated Statements of Cash Flows                                     6
           (e)    Notes to Condensed Consolidated Financial Statements                                7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                             10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                14

                                            PART II -OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         14
Item 2.    Changes in Securities and Use of Proceeds                                                 14
Item 3.    Defaults Upon Senior Securities                                                           15
Item 4.    Submission of Matters to a Vote of Security Holders                                       15
Item 5.    Other Information                                                                         15
Item 6.    Exhibits and Reports on Form 8-K                                                          15

Signatures                                                                                           15

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Lenawee Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Lenawee Bancorp, Inc. as of March 31, 2002 and the related condensed consolidated statements of income and comprehensive income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
May 1, 2002

PART I

FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS                                  March 31,
In thousands of dollars                                                     2002        December 31,
                                                                         (unaudited)        2001
                                                                         -----------        ----
ASSETS
Cash and due from banks                                                $     12,910     $     15,987
Federal funds sold                                                            4,220            8,290
                                                                       ------------     ------------
     Total cash and cash equivalents                                         17,130           24,277

Securities available for sale                                                30,322           25,969
Federal Home Loan Bank stock, at cost                                         2,504            2,504
Federal Reserve Bank stock, at cost                                             480              480
Loans held for sale                                                             595              417
Loans receivable, net of allowance for loan losses                          213,001          212,590
Premises and equipment, net                                                   6,627            6,611
Accrued interest receivable                                                   2,029            1,877
Mortgage servicing asset                                                      2,234            2,066
Other assets                                                                  1,820            1,336
                                                                       ------------     ------------
     Total assets                                                      $    276,742     $    278,127
                                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                               $     44,889     $     45,488
     Interest bearing                                                       188,215          189,919
                                                                       ------------     ------------
         Total deposits                                                     233,104          235,407

Borrowed funds                                                                7,904            7,394
Accrued interest payable                                                        812              850
Other liabilities                                                             1,562            1,619
Capital securities                                                            4,832            4,850
                                                                       ------------     ------------
     Total liabilities                                                      248,214          250,120

Common stock subject to repurchase obligation in ESOP                         4,539            4,444

Shareholders' equity
     Common stock and paid-in capital, no par value:
       3,000,000 shares authorized; shares issued and
       outstanding: 850,381 - 2002 (unaudited);
         848,537 - 2001                                                      10,150           10,187
     Retained earnings                                                       13,702           13,124
     Accumulated other comprehensive income,
       net of tax                                                               137              252
                                                                       ------------     ------------
         Total shareholders' equity                                          23,989           23,563
                                                                       ------------     ------------

              Total liabilities and shareholders' equity               $    276,742     $    278,127
                                                                       ============     ============

See accompanying notes to consolidated financial statements.

(c)  CONDENSED CONSOLIDATED STATEMENTS OF
     INCOME AND COMPREHENSIVE INCOME (unaudited)                              Three Months Ended
In thousands of dollars, except per share data                                    March 31,
                                                               -----------------------------
                                                                              2002           2001
                                                                             ----           ----
Interest and dividend income
     Loans receivable, including fees                                  $      4,372     $      4,996
     Taxable securities                                                         329              245
     Nontaxable securities                                                       59               65
     Federal funds sold and other                                                21              103
                                                                       ------------     ------------
         Total interest and dividend income                                   4,781            5,409

Interest expense
     Deposits                                                                 1,448            2,174
     Federal Home Loan Bank advances                                             78               82
     Other                                                                       75               18
                                                                       ------------     ------------
         Total interest expense                                               1,601            2,274
                                                                       ------------     ------------

Net interest income                                                           3,180            3,135
     Provision for loan losses                                                  106              100
                                                                       ------------     ------------

Net interest income after provision for loan losses                           3,074            3,035

Noninterest income
     Service charges and fees                                                   619              237
     Net gains on loan sales                                                    676              405
     Other                                                                       52              115
                                                                       ------------     ------------
                                                                              1,347              757
Noninterest expense
     Salaries and employee benefits                                           1,985            1,545
     Occupancy and equipment                                                    590              477
     Other                                                                      745              692
                                                                       ------------     ------------
                                                                              3,320            2,714
                                                                       ------------     ------------

Income before income tax                                                      1,101            1,078
     Income tax expense                                                         354              345
                                                                       ------------     ------------

Net income                                                             $        747     $        733
                                                                       ============     ============

Comprehensive income                                                   $        632     $        898
                                                                       ============     ============
Basic earnings per share                                               $        .88     $       0.86
                                                                       ============     ============
Diluted earnings per share                                             $        .87     $       0.85
                                                                       ============     ============
Dividends per share                                                    $        .20     $       0.20
                                                                       ============     ============

See accompanying notes to condensed consolidated financial statements.

(d)  CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (unaudited)                                                     Three Months Ended
In thousands of dollars                                                              March 31,
                                                                  -----------------------------
                                                                                2002           2001
                                                                                ----           ----
Cash flows from operating activities
     Net income                                                            $    747        $     733
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                           224              177
         Provision for loan losses                                              106              100
         Net amortization and accretion on securities
           available for sale                                                    72               14
         Amortization of mortgage servicing rights                              144              132
         Loans originated for sale                                          (34,801)         (23,594)
         Proceeds from sale of mortgage loans                                34,987           23,327
         Net gains on sales of mortgage loans                                  (676)            (405)
     Net change in:
         Accrued interest receivable                                           (152)             (77)
         Other assets                                                          (484)             165
         Accrued interest payable                                               (38)              16
         Other liabilities                                                       11              156
                                                                       ------------     ------------
              Net cash from operating activities                                140              744
                                                                       ------------     ------------

Cash flows from investing activities
     Securities available for sale:
         Maturities, calls and principal payments                             3,117              947
         Purchases                                                           (7,725)          (2,000)
     Purchase of Federal Reserve Bank stock                                       -             (120)
     Net premises and equipment expenditures                                   (240)            (514)
     Net increase in loans                                                     (517)          (3,317)
                                                                       ------------     ------------
              Net cash from investing activities                             (5,365)          (5,004)
                                                                       ------------     ------------

Cash flows from financing activities
     Net change in deposits                                                  (2,303)          20,477
     Net change in borrowed funds                                               492             (872)
     Change in shareholders' equity                                            (111)             (85)
                                                                      -------------     ------------
              Net cash from financing activities                             (1,922)          19,520
                                                                       ------------     ------------

Net change in cash and cash equivalents                                      (7,147)          15,260

Cash and cash equivalents at beginning of period                             24,277           12,992
                                                                       ------------     ------------

Cash and cash equivalents at end of period                             $     17,130     $     28,252
                                                                       ============     ============

     Cash paid for:
         Interest                                                       $     1,654      $     2,258
         Income taxes                                                           180                -

See accompaying notes to condensed consolidated financial statements.

(e) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Lenawee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (together “the Banks”). The Bank of Lenawee includes its wholly-owned subsidiaries, Lenawee Financial Services and Pavilion Mortgage Company (the “Mortgage Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a two-bank holding company which conducts limited business activities. The Banks perform the majority of the Company’s business activities.

The Banks provide a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. They each maintain a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

NOTE 2 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 3 - EARNING PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three months ended March 31, 2002 and 2001 is presented below:

                                                                         2002            2001
                                                                         ----            ----
      Basic earnings per share
      ------------------------
      Net income available to common shareholders                     $    747,000    $    733,000
                                                                      ============    ============
      Weighted average common shares outstanding                           849,620         851,884
                                                                      ============    ============
      Basic earnings per share                                        $       0.88    $       0.86
                                                                      ============    ============

NOTE 3 - EARNING PER SHARE (Continued)

                                                                              2002              2001
                                                                              ----              ----
      Diluted earnings per share
      --------------------------
      Net income available to common shareholders                          $    747,000    $    733,000
                                                                           ============    ============
      Weighted average common shares outstanding                                849,620         851,884
      Add:  Dilutive effects of exercise of stock options                         7,505           9,951
                                                                           ------------    ------------
      Weighted average common and dilutive
        potential shares outstanding                                            857,125         861,835
                                                                           ============    ============
      Diluted earnings per share                                           $       0.87    $       0.85
                                                                           ============    ============

NOTE 4 – ACCOUNTING FOR STOCK BASED COMPENSATION

The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is generally equivalent to the market price, compensation underlying stock at the grant date. For stock options granted below market price, compensation expense is based upon the difference between the market value and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for stock options was not significant for the three months ended March 31, 2002 and 2001.

                                                                           2002              2001
                                                                           ----              ----

     Net income as reported                                           $    747,000    $    733,000
     Proforma net income                                                   726,000         721,000
     Reported earnings per common share
         Basic                                                        $       0.88    $       0.86
         Diluted                                                              0.87            0.85
     Proforma earnings per common share
         Basic                                                                0.85            0.85
         Diluted                                                              0.84            0.84

The weighted average fair value of stock options granted during the three months ended March 31, 2002 was $16.69 and was estimated using an option pricing model with the following weighted average information as of the grant date; risk-free interest rate of 4.78%, expected option life of 8 years, expected stock price volatility of 0.23 and expected dividends of 1.38%. In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. No options were granted during the quarter ended March 31, 2001.

Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and vest over five years. Information about options available for grant and options granted follows:

                                                                     Weighted-
                                                                      Average
                                                 Available            Options              Exercise
                                                 For Grant          Outstanding              Price
                                                 ---------          -----------              -----

     Balance at December 31, 2001                   42,800               35,080         $      33.53
         Options issued                             (7,200)               7,200                51.50
                                              -------------        ------------
     Balance at March 31, 2002                      35,600               42,280                36.59
                                              ============         ============

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION(Continued)

At March 31, 2002, options outstanding had a weighted average remaining life of 7.1 years. There were 27,328 options exercisable at March 31, 2002 with a weighted-average exercise price of $29.81.

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENT

On January 1, 2002, the Company adopted a new accounting standard which addresses accounting for goodwill and other intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which will be adopted by the Company on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This new accounting standard establishes more restrictive requirements for the classification of assets as “held for sale” and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of March 31, 2002 and for the three month periods ending March 31, 2002 and 2001.

FINANCIAL CONDITION

Cash and cash equivalents
The decrease in cash and cash equivalents of approximately 30%, or $7.2 million, during the first three months of 2002 was primarily related to the use of cash to purchase securities available for sale.

Securities
The Company’s investment securities portfolio increased during the first quarter of 2002. Maturities, calls and principal repayments of securities available for sale were more than offset by the purchases of $7.7 million during the period. The mix of the securities portfolio remains relatively unchanged from period to period over the long term.

Loans
During the first three months of 2002, loans, net of allowance for loan losses, remained relatively stable. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. Over the long term, the trend continues toward an increased percentage of residential mortgage and business loans.

Credit Quality
The Company continues to monitor the asset quality of the loan portfolio utilizing a loan review officer who, combined with external loan review specialists, periodically submits reports to the Chief Lending Officer and to the Board of Directors regarding the credit quality of the loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Company’s loan portfolio.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans (but not included in (1) or (2) above) which consist of loan arrangements under the Business Manager program. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company’s classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the makeup of the Company’s nonperforming assets by type, in thousands of dollars, as of March 31, 2002 and 2001, and December 31, 2001.

                                                            3/31/2002      12/31/2001       3/31/2001
                                                            ---------      ----------       ---------

     Nonaccrual loans                                      $       263    $        230     $        112
     90 days or more past due & still accruing                   1,800           1,046              214
                                                           -----------    ------------     ------------
         Total nonperforming loans                               2,063           1,276              326
     Other real estate                                           1,888             879              583
                                                           -----------    ------------     ------------
         Total nonperforming assets                        $     3,951    $      2,155     $        909
                                                           ===========    ============     ============

     Nonperforming loans as a percent of total loans              .96%            .59%             .15%
     Nonperforming assets as a percent of total loans            1.84%           1.00%             .41%
     Nonperforming loans as a percent of the allowance
       for loan losses                                          93.35%          58.00%           14.04%

Total nonperforming assets increased $1.8 million or 83% during the quarter. This is an unusual level of increase and is attributable to multiple small loan customers that are experiencing financial difficulties in economically unusual times. These nonperforming assets have collateral with values sufficient to compensate for the loan obligations in the event that these customers are unable to return to traditional economic vitality.

Due to the unusual prevailing economic conditions, during the course of the fourth quarter of 2001 and the first quarter of 2002, the Company intensified its utilization of independent third party loan review specialists in order to verify the overall quality of the loan portfolio assets as of March 31, 2002.

The Company slightly increased its provision for loan losses over the same period in 2001 due to increases in nonperforming loans and net charge-offs. The provision provides for currently anticipated losses inherent in the current portfolio. Activity in the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2002 and 2001 follows:

                                                                          2002             2001
                                                                          ----             ----

     Balance at beginning of period                                   $      2,200    $      2,287
     Loan charge-offs net of recoveries                                        (96)            (65)
     Provision charged to operations                                           106             100
                                                                      ------------    ------------
     Balance at end of period                                         $      2,210    $      2,322
                                                                      ============    ============

Deposits
Total deposits decreased slightly during the quarter to $233.1 million at March 31, 2002 from $235.4 million at December 31, 2001. This decrease is considered to be normal deposit activity. Management anticipates moderate deposit growth during 2002 as a result of continued expansion in the Company’s new and existing markets.

Liquidity
The Bank’s average federal funds sold position dropped during the first quarter of 2002 compared to the same period during 2001. This decrease is mainly attributable to the purchase of securities available for sale. Borrowings increased slightly during the first quarter of 2002, and management anticipates loan and deposit growth will cause continued variation in the short-term funds position of the Company. The Company has a number of additional liquidity sources should the need arise, and management has no concerns of the liquidity position of the Company.

Results of Operations

Net Income
Net income increased 1.9%, basic earnings per share increased from $0.86 to $0.88 and dividends per share remained constant at $.20 when comparing the results of the first three months of 2002 to the same period in 2001.

Significantly impacting the results of the first quarter of 2002, was a one-time increase in noninterest income of $283,000 resulting from processing errors occurring over a period of time related to the recognition of fee income on foreign ATM transactions. The Company has taken the appropriate measures to ensure these processing errors do not occur in the future.

Net Interest Income
The yield on interest earning assets decreased for the quarter ended March 31, 2002 as compared to the same period in the prior year primarily as a result of the general decline in industry rates over the 2001 fiscal year. The cost of funds on interest bearing liabilities also decreased for the quarter ended March 31, 2002 as compared to the same period during the prior year due to the declining rate environment that has been experienced over the prior twelve months. While interest rates have decreased, the Company has been able to maintain the net interest margin by decreasing the cost of funds at a rate proportional to the corresponding decline of the yields on interest bearing assets. Despite the economic challenges that have been presented during the first three months of 2002, the Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the three month periods ended March 31, 2002 and 2001.

Dollars in thousands                           3/31/2002                           3/31/2001
                                               ---------                           ---------
                                   Average      Interest                 Average     Interest
                                 Outstanding     Earned/     Yield/    Outstanding    Earned/     Yield/
                                   Balance        Paid        Rate       Balance       Paid        Rate
                                   -------        ----        ----       -------       ----        ----
Interest earning assets:
Loans (1)                        $  212,388     $   4,372     8.23%    $  217,001    $  4,996      9.21%
Investment securities (2) (3)        32,772           388     4.74%        22,048         310      5.62%
Federal funds sold and other          5,916            21     1.42%         7,883         103      5.23%
                                 ----------     ---------              ----------    --------
  Total int. earning assets         251,076         4,781     7.62%       246,932       5,409      8.76%

Interest bearing liabilities:
Interest bearing demand
  deposits                       $   58,348     $     178     1.22%    $   55,532    $    378      2.72%
Savings deposits                     25,886            67     1.04%        23,215          85      1.46%
Time deposits                       103,646         1,203     4.64%       113,657       1,711      6.02%
Other borrowings                     12,369           153     4.95%         7,782         100      5.15%
                                 ----------     ---------               ----------    --------
  Total int. bearing
    liabilities                     200,249         1,601     3.20%       200,186       2,274      4.54%

Net interest income (3)                         $   3,180                            $  3,135
                                                =========                            ========
Net spread (3)                                                4.42%                                4.22%
                                                             ======                                =====
Net interest margin (3)                                       5.05%                                5.08%
                                                             ======                                =====
Ratio of interest
  earning assets to
  interest bearing
  liabilities                          1.25                                  1.23
                                 ==========                            ==========

(1)      Non-accrual loans and overdrafts are included in the average balances of loans.
(2)      Includes Federal Home Loan Bank stock.
(3)      Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the first quarter of 2002, noninterest income from banking products and services has increased 78% as compared to the same period in 2001. Low interest rates during the first quarter of 2002 have increased the originations of residential mortgage loans and, accordingly, the Company’s volume of loan sales. An increase in net gains on loan sales of $271,000 was one of the factors contributing to the overall noninterest income growth. The Company also experienced a significant increase in service charges and fees during the first quarter of 2002 due to a one-time increase of $283,000 resulting from processing errors occurring over a period of time related to the recognition of fee income on foreign ATM transactions.

Noninterest Expense
Noninterest expense has also increased over the same period of 2001, reflecting continued growth and expansion of the Company. Total noninterest expense, excluding provision for loan losses, for the first three months of 2002 was 22% above the same period for 2001. An increase in salaries and employee benefits of approximately 29% was the primary factor contributing to the overall increase. The 29% increase in salaries and employee benefits is primarily the result of the continued expansion of the Bank of Washtenaw. Increases in occupancy and equipment and other expense, are mainly attributable to the additional staffing needed for general Company growth.

Federal Income Tax
The slight increase in federal income taxes during the first quarter of 2002 is directly related to the increase in income before income taxes.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “product”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk and liquidity risk. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness.

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistence and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2001, which information can be located in the Form 10-K document.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company’s wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw, are involved in ordinary routine litigation incident to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Banks. Neither the Banks nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Banks, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2002.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

        ITEM 5 - OTHER INFORMATION None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K): Exhibit 3 - Amendment to Articles of Incorporation Changing the Registrant's name to Pavilion Bancorp, Inc.

(b)	The Company has filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned hereunto duly authorized.

Pavilion Bancorp, Inc. (formerly known as Lenawee Bancorp, Inc.)

Date: May 14, 2002 /s/ Patrick K. Gill Patrick K. Gill President and Chief Executive Officer	/s/ Loren V. Happel Loren V. Happel Chief Financial Officer

EXHIBIT 3
AMENDMENT TO ARTICLES OF INCORPORATED
CHANGING THE REGISTRANT'S NAME
TO
PAVILION BANCORP, INC.

MICHIGAN DEPARTMENT OF CONSUMER & INDUSTRY SERVICES BUREAU OF COMMERCIAL SERVICES
Date Received	(FOR BUREAU USE ONLY)
This document is effective on the date filed, unless a subsequent effective date within 90 days after received date is stated in the document.

Name VARNUM, RIDDERING, SCHMIDT & HOWLETT LLP
Address P.O. BOX 352
City GRAND RAPIDS	State MI	Zip Code 49501-0352	EFFECTIVE DATE:
Document will be returned to the name and address you enter above. If left blank document will be mailed to the registered office.

CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
For use by Domestic Profit and Nonprofit Corporations
(Please read information and instructions on the last page)

        Pursuant to the provisions of Act 284, Public Acts of 1972 (profit corporations), or Act 162, Public Acts of 1982 (nonprofit corporations), the undersigned corporation executes the following Certificate:

1.	The present name of the corporation is: LENAWEE BANCORP, INC.
2.	The identification number assigned by the Bureau is: 504722

3.	Article 1 of the Articles of Incorporation is hereby amended to read as follows: The name of the Corporation is Pavilion Bancorp, Inc.

COMPLETE ONLY ONE OF THE FOLLOWING:

4.  (For amendments adopted by unanimous consent of incorporators before the first meeting of the board of directors or trustees.)

The foregoing amendment to the Articles of Incorporation was duly adopted on the day of , , in accordance with the provisions of the Act by the unanimous consent of the incorporator(s) before the first meeting of the Board of Directors or Trustees.
Signed this day of ,
(Signature) (Type or Print Name) (Signature) (Type or Print Name)	(Signature) (Type or Print Name) (Signature) (Type or Print Name)

5.  (For profit and nonprofit corporations whose Articles state the corporation is organized on a stock or on a membership basis.)

The foregoing amendment to the Articles of Incorporation was duly adopted on the 18 day of April , 2002 , by the shareholders if a profit corporation, or by the shareholders or members if a nonprofit corporation (check one of the following)
[ X ]	at a meeting the necessary votes were cast in favor of the amendment.
[ ]	by written consent of the shareholders or members having not less than the minimum number of votes
[ ]	required by statute in accordance with Section 407(1) and (2) of the Act if a nonprofit corporation, or Section 407(1) of the Act if a profit corporation. Written notice to shareholders or members who have not consented in writing has been given. (Note: Written consent by less than all of the shareholders or members is permitted only if such provision appears in the Articles of Incorporation.)

[ ]	by written consent of all the shareholders or members entitled to vote in accordance with section 407(3) of the Act
[ ]	if a nonprofit corporation, or Section 407(2) of the Act if a profit corporation.
[ ]	by the board of a profit corporation pursuant to section 611(2).
	Profit Corporations Signed this 18 day of April , 2002		Nonprofit and Professional Service Corporations Signed this day of ,
By	/s/ Patrick K. Gill (Signature of an authorized officer or agent) PATRICK K. GILL, PRESIDENT (Type or Print Name)	By	(Signature of President, Vice-President, Chairperson or Vice-Chairperson) (Type or Print Name) (Type or Print Title)