Form 10-Q
period 2002-06-30
PAVILION BANCORP INC
filed 2002-08-14
CIK 1112477

FORM 10-Q
Securities and Exchange Commission
Washington, D.C. 20549

|X|      Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes |X|	No |_|

As of August 2, 2002, there were 839,926 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

ITEM NO.	DESCRIPTION	PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1. Item 2. Item 3.	Financial Statements (Condensed)
(a)       Report of Independent Accountants
(b)       Condensed Consolidated Balance Sheets
(c)       Condensed Consolidated Statements of Income
              and Comprehensive Income
(d)       Condensed Consolidated Statements of Cash Flows
(e)       Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk	3 4 5 6 7 9 13

PART II -OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	14 14 14 14 15 15
Signatures Exhibits		16 17

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. as of June 30, 2002, the related condensed consolidated statements of income and comprehensive income for the quarter and year to date periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the year to date periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
July 29, 2002

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b)  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
In thousands of dollars                                                        2002        December 31,
                                                                            (unaudited)        2001
                                                                            -----------        ----
ASSETS
Cash and due from banks                                                    $     12,828     $     15,987
Federal funds sold                                                                6,560            8,290
                                                                           ------------     ------------
     Total cash and cash equivalents                                             19,388           24,277

Securities available for sale                                                    23,404           25,969
Federal Home Loan Bank stock, at cost                                             2,504            2,504
Federal Reserve Bank stock, at cost                                                 480              480
Loans held for sale                                                               1,324              417

Loans receivable, net of allowance for loan losses:
  $2,321 - 2002, $2,200 - 2001                                                  221,483          212,590
Premises and equipment, net                                                       6,525            6,611
Accrued interest receivable                                                       1,834            1,877
Mortgage servicing asset                                                          2,280            2,066
Other assets                                                                      2,284            1,336
                                                                           ------------     ------------

     Total assets                                                          $    281,506     $    278,127
                                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                   $     47,995     $     45,488
     Interest bearing                                                           189,354          189,919
                                                                           ------------     ------------
         Total deposits                                                         237,349          235,407

Borrowed funds                                                                    7,999            7,394
Accrued interest payable                                                            615              850
Other liabilities                                                                 2,157            1,619
Capital securities                                                                4,833            4,850
                                                                           ------------     ------------
     Total liabilities                                                          252,953          250,120

Common stock subject to repurchase obligation in ESOP                             4,022            4,444

Shareholders' Equity
     Common stock and paid-in capital, no par value                              10,130           10,187
     Retained earnings                                                           14,074           13,124
     Accumulated other comprehensive income,
       net of tax                                                                   327              252
                                                                           ------------     ------------
         Total shareholders' equity                                              24,531           23,563
                                                                           ------------     ------------

              Total liabilities and shareholders' equity                   $    281,506     $    278,127
                                                                           ============     ============

See accompanying notes to condensed consolidated financial statements.

(c)  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

                                                                 Three Months Ended                Six Months Ended
In thousands of dollars, except per share data                        June 30,                         June 30,
                                                            ----------------------------     ----------------------------
                                                                2002           2001              2002            2001
                                                                ----           ----              ----            ----
Interest and dividend income
     Loans receivable, including fees                       $      4,327    $      4,940     $      8,699    $      9,936
     Securities available for sale                                   338             364              726             674
     Federal funds sold and other                                     21             115               42             218
                                                            ------------    ------------     ------------    ------------
         Total interest and dividend income                        4,686           5,419            9,467          10,828

Interest expense
     Deposits                                                      1,384           2,129            2,832           4,303
     Federal Home Loan Bank advances                                  77              84              155             166
     Other                                                            85              41              160              59
                                                            ------------    ------------     ------------    ------------
         Total interest expense                                    1,546           2,254            3,147           4,528
                                                            ------------    ------------     ------------    ------------

Net interest income                                                3,140           3,165            6,320           6,300
     Provision for loan losses                                       150              44              256             144
                                                            ------------    ------------     ------------    ------------

Net interest income after provision
  for loan losses                                                  2,990           3,121            6,064           6,156

Noninterest income
     Service charges and fees                                        522             372            1,141             662
     Net gains on loan sales                                         423             579            1,099             984
     Other                                                            14              62               66             124
                                                            ------------    ------------     ------------    ------------
                                                                     959           1,013            2,306           1,770

Noninterest expense
     Salaries and employee benefits                                1,860           1,790            3,845           3,335
     Occupancy and equipment                                         598             498            1,188             975
     Other                                                           666             791            1,412           1,483
                                                            ------------    ------------     ------------    ------------
                                                                   3,124           3,079            6,445           5,793
                                                            ------------    ------------     ------------    ------------
Income before income tax                                             825           1,055            1,925           2,133
     Income tax expense                                              265             332              619             677
                                                            ------------    ------------     ------------    ------------

Net income                                                  $        560    $        723     $      1,306    $      1,456
                                                            ============    ============     ============    ============

Comprehensive income                                        $        750    $        790     $      1,381    $      1,688
                                                            ============    ============     ============    ============
Basic earnings per share                                    $        .66    $        .85     $       1.54    $       1.71
                                                            ============    ============     ============    ============
Diluted earnings per share                                  $        .66    $        .84     $       1.53    $       1.69
                                                            ============    ============     ============    ============
Dividends per share                                         $        .22    $        .20     $        .42    $        .40
                                                            ============    ============     ============    ============

See accompanying notes to condensed consolidated financial statements.

(d)   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                Six Months Ended
In thousands of dollars                                                             June 30,
                                                                          -----------------------------
                                                                               2002           2001
                                                                               ----           ----
Cash flows from operating activities
     Net income   $                                                       $      1,306     $      1,456
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                              447              395
         Provision for loan losses                                                 256              144
         Net amortization and accretion on securities
           available for sale                                                      154               37
         Amortization of mortgage servicing rights                                 282              274
         Loans originated for sale                                             (59,280)         (58,644)
         Proceeds from sale of mortgage loans                                   58,976           58,076
         Net gains on sales of mortgage loans                                   (1,099)            (984)
         Net gains on sales of securities                                           (9)               -
     Net change in:
         Accrued interest receivable                                                43              144
         Other assets                                                             (948)             373
         Accrued interest payable                                                 (235)             (31)
         Other liabilities                                                         499               29
                                                                          ------------     ------------
              Net cash from operating activities                                   392            1,269
                                                                          ------------     ------------

Cash flows from investing activities
     Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                        14,139            3,902
         Sales of securities available for sale                                  3,500                -
     Purchases of:
         Federal Reserve Bank stock                                                  -             (120)
         Securities available for sale                                         (15,105)         (10,525)
         Premises and equipment, net                                              (361)          (1,001)
     Net increase in loans                                                      (9,149)          (2,997)
                                                                          ------------     ------------
              Net cash from investing activities                                (6,976)         (10,741)

Cash flows from financing activities
     Net change in deposits                                                      1,942            6,977
     Net change in borrowed funds and capital securities                           588           (1,006)
     Change in shareholders' equity                                               (835)            (486)
                                                                          ------------     ------------
              Net cash from financing activities                                 1,695            5,485
                                                                          ------------     ------------

Net change in cash and cash equivalents                                         (4,889)          (3,987)

Cash and cash equivalents at beginning of period                                24,277           12,992
                                                                          ------------     ------------

Cash and cash equivalents at end of period                                $     19,388     $      9,005
                                                                          ============     ============

     Cash paid for:
         Interest $                                                       $      3,382     $      4,559
         Income taxes                                                              505              662

See accompanying notes to condensed consolidated financial statements.

(e)  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Pavilion Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (together the “Banks”). The Bank of Lenawee includes its wholly-owned subsidiaries, Pavilion Financial Services and Pavilion Mortgage Company (the “Mortgage Company”). It should be noted that the name change to Pavilion Bancorp, Inc. previously Lenawee Bancorp, Inc. was approved by the shareholders on April 18, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a two-bank holding company which conducts limited business activities. The Banks perform the majority of the Company’s business activities.

The Banks provide a full range of banking services to individuals, agricultural businesses, commercial business and light industries located in its service area. The Banks maintain diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

NOTE 2 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 3 - EARNING PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and six months ended June 30, 2002 and 2001 is presented below in thousands, except for per share information:

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2002            2001             2002            2001
                                                          ----            ----             ----            ----
Basic earnings per share
------------------------
Net income available to common shareholders          $        560     $        723    $      1,306     $      1,456
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    844              850             847              851
                                                     ============     ============    ============     ============
Basic earnings per share                             $        .66     $       .85     $       1.54     $       1.71
                                                     ============     ===========     ============     ============

Diluted earnings per share
--------------------------
Net income available to common shareholders          $        560     $        723    $      1,306     $      1,456
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    844              850             847              851
Add:  Dilutive effects of exercise of stock options             7               10               7               10
                                                     ------------     ------------    ------------     ------------
Weighted average common and dilutive
  potential shares outstanding                                851              860             854              861
                                                     ============     ============    ============     ============
Diluted earnings per share                           $        .66     $        .84    $       1.53     $       1.69
                                                     ============     ============    ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of June 30, 2002 and for the three and six month periods ending June 30, 2002 and 2001.

FINANCIAL CONDITION

Securities
The balance of the Company’s securities portfolio decreased by $2.6 million during the first half of 2002. Purchases of securities available for sale totaling $15.1 million were offset by principal repayments on mortgage backed securities and maturities within the portfolio totaling $14.1 million and sales of securities available for sale of $3.5 million. The securities portfolio has decreased as a result of the additional funds being used to fund loan growth.

Loans
Loan growth continued through the first half of 2002. During the first six months of 2002, annualized loan growth was 8.4%. The mix of the loan portfolio remains relatively unchanged from prior periods. The Banks continue to originate residential mortgage and business loans on a sustained basis.

In addition to the increase in portfolio loans, the Company experienced a decrease in the volume of its residential mortgage loans sold into the secondary market when compared to the first half of 2001. The significant decrease in short-term interest rates during the first half of 2002 has also caused a decline in mortgage interest rates, however, the refinancing volumes existing for mortgage loans did level off, as compared to prior periods.

Credit Quality
The Company continuously monitors the asset quality of its loan portfolios utilizing both internal and external loan review specialists. Periodically, reports are submitted to the Banks’ Senior Management and Boards of Directors regarding the credit quality of the loan portfolios. These reviews are independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Company’s loan portfolio.

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

The chart below shows the makeup of the Company’s nonperforming assets by type, in thousands of dollars, as of June 30, 2002 and 2001, and December 31, 2001.

                                                                6/30/2002      12/31/2001      6/30/2001
                                                                ---------      ----------      ---------

     Nonaccrual loans                                           $     261      $      230      $     145
     90 days or more past due & still accruing                      1,325           1,046            535
                                                                ---------      ----------      ---------
         Total nonperforming loans                                  1,586           1,276            680
     Other real estate                                              1,900             879            435
                                                                ---------      ----------      ---------
         Total nonperforming assets                             $   3,486      $    2,155      $   1,115
                                                                =========      ==========      =========

     Nonperforming loans as a percent of total loans                 .71%            .59%           .31%
     Nonperforming assets as a percent of total loans               1.56%           1.00%           .51%
     Nonperforming loans as a percent of the allowance
       for loan losses                                             68.33%          58.00%         29.30%

Total nonperforming assets increased $1.3 million or 62% during the six months ending June 30, 2002. This significant increase is attributable to real estate properties acquired in foreclosure as well as multiple small loan customers that are experiencing financial difficulties in an economically challenging period. These nonperforming assets have collateral values or, in the case of other real estate, values sufficient to avoid any material loss to the Banks.

Due to the challenging economic conditions during the last quarter of 2001 and the first half of 2002, the Company intensified its utilization of independent third party loan review specialists in order to verify the overall quality of the loan portfolio. The Company increased the provision for loan losses 78% for the six month period ending June 30, 2002 when compared to the same period of the prior year as a result of the increase in net charge-offs and nonperforming loans. The provision for loan losses provides for probable incurred losses inherent in the loan portfolio.

Deposits
Total deposit growth for the first half of 2002 was approximately $1.9 million or approximately 2% on an annualized basis. This increase is primarily the result of an increase in noninterest bearing deposits which was partially offset by a small decrease in interest bearing deposits Theses results were primarily the effect of the expansion of liquidity in the local and national market. The Company anticipates moderate deposit growth during 2002 as a result of continued expansion into new and existing markets.

Capital Resources
At June 30, 2002 and December 31, 2001, equity capital totaled $24.5 and $23.6 million. This increase is primarily the result of the Company's net income for the six months ended June 30, 2002 partially offset by dividends declared during the six months ended June 30, 2002. Management monitors the capital levels of the Company and the banks to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. "Well capitalized" institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At June 30, 2002 and December 31, 2001, the Company and the banks exceeded all regulatory minimum capital requirements and are considered to be "well capitalized."

Liquidity
The Company anticipates that deposit and loan growth will cause continued variation in its short term funds position. The Company has a number of additional liquidity sources should the need arise, and management believes that the Company's liquidity position is adequate.

The Company's federal funds sold position dropped during the first six months of 2002 as compared to December 31, 2001. The decrease is mainly attributable to funding needed for loan growth, although the Company generally moves in and out of the federal funds market as liquidity needs vary.

Results of Operations

Net Income
Net income decreased 10.3%, diluted earnings per share decreased from $1.69 to $1.53 and dividends per share increased from $.40 to $.42 when comparing the results of the six months ended June 30, 2002 to the same period in 2001. Net income decreased 22.5%, diluted earnings per share decreased from $.84 to $.66 and dividends per share increased from $.20 to $.22 when comparing the results of the three months ended June 30, 2002 to the same period in 2001.

The decrease in net income for the three and six months ended June 30, 2002 when compared to the same periods of 2001, is primarily the result of reduced revenue from the sale of mortgage loans into the secondary market, increased noninterest expense and an increase in the provision for loan losses. The decrease in net income during the six months ended June 30, 2002, was offset by a one time increase during the first quarter in non-interest income of $283,000 resulting from processing errors occurring over a period of time relating to the recognition of fee income on foreign ATM transactions. The Company has taken the appropriate measures to ensure that these processing errors do not occur in the future.

Net Interest Income
The yield on interest earning assets decreased for the three and six months ended June 30, 2002 as compared to the same periods in the prior year primarily as a result of the general decline in industry rates during the first half of 2002 and the continued repricing of the Company's interest earning assets. The cost of funds on interest bearing liabilities decreased for the three and six months ended June 30, 2002 as compared to the same periods during the prior year primarily as a result of the declining interest rate environment and the continued repricing of customer deposit accounts. Despite the economic challenges during the past eighteen months, the Company's net interest margin remains quite strong, and the Company continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the six month periods ended June 30, 2002 and 2001.

Yield Analysis of Consolidated Average Assets and Liabilities
-------------------------------------------------------------
Dollars in thousands                                   6/30/2002                                 6/30/2001
                                                       ---------                                 ---------
                                         Average       Interest                    Average       Interest
                                       Outstanding      Earned/     Yield/       Outstanding      Earned/     Yield/
                                         Balance         Paid        Rate          Balance         Paid        Rate
                                         -------         ----        ----          -------         ----        ----

Interest earning assets:
Loans (1)                             $   216,196     $     8,699      8.05%    $   215,639    $     9,936      9.22%
Investment securities (2) (3)              30,726             726      4.64%         24,670            674      5.46%
Federal funds sold and other                5,926              42      1.42%          8,860            218      4.92%
                                      -----------     -----------               -----------    -----------
     Total int. earning assets            252,848           9,467      7.49%        249,169         10,828      8.70%

Interest bearing liabilities:
Interest bearing demand
  deposits                            $    55,487     $       355      1.28%    $    54,573    $       712      2.61%
Savings deposits                           26,784             129       .96%         23,787            176      1.48%
Time deposits                             105,500           2,348      4.45%        118,133          3,415      5.78%
Other borrowings                           12,613             315      4.99%          7,650            225      5.88%
                                      -----------     -----------               -----------    -----------
     Total int. bearing liabilities       200,384           3,147      3.14%        204,143          4,528      4.44%
                                                      -----------                              ------------

Net interest income (3)                               $     6,320                              $     6,300
                                                      ===========                              ===========
Net spread (3)                                                         4.35%                                    4.26%
                                                                      ======                                   ======
Net interest margin (3)                                                5.00%                                    5.06%
                                                                      ======                                   ======
Ratio of interest earning assets to
  interest bearing liabilities               1.26                                      1.22
                                      ===========                               ===========

(1)   Non-accrual loans and overdrafts are included in the average balances of loans.
(2)   Includes Federal Home Loan Bank stock.
(3)   Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the three and six months ended June 30, 2002, noninterest income from banking products and services has decreased 5.3% and increased 30.3% as compared to the same periods in 2001. Increases in service charges and fees primarily contributed to the overall growth in noninterest income for the six month period ended June 30, 2002; however, this growth in service charges and fee income was offset by a decline in net gains on loan sales during the three months ended June 30, 2002, as a result of mortgage loan originations decreasing during the quarter. The Company also experienced a significant increase in service charges and fees during the first quarter of 2002 due to a one-time increase of $283,000 resulting from processing errors occurring over a period of time related to the recognition of fee income on foreign ATM transactions.

Noninterest Expense
Noninterest expense has increased during the three and six months ended June 30, 2002 when compared to the same periods of 2001, reflecting the Company’s continued growth and expansion. Total noninterest expense for the three and six month periods ended June 30, 2002 was 1.5% and 11.3% above the same periods of 2001. Increases in salaries and employee benefits for the three and six month periods ended June 30, 2002 of approximately 3.9% and 15.3% were the primary factors contributing to the overall increase. These increases, along with increases in occupancy and equipment, offset by decreases in other expenses, are mainly attributable to the Company’s continued efforts to expand its services into new and existing markets.

Federal Income Tax
The Company’s changes in income tax expense continue to be relatively consistent with the Company’s change in income before income tax.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk and liquidity risk. All of its transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

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

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistence and continuity. Evaluating the quantitative level of IRR exposure requires management to assess the existing and potential future effects of changes in interest rates on it’s the Company’s consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2001, which information can be located in the Company’s Annual Report on Form 10-K.

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

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 2002.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 18, 2002. At that meeting, the following matters were submitted to a vote of the shareholders. There were 842,044 voting shares outstanding on April 18, 2002. 675,200 shares or 80.2% voted as follows:

Directors elected for three year terms expiring in 2005:
Allan F. Brittain Edward J. Engle, Jr. William R. Gentner Douglas L. Kapnick	For 658,478 644,848 603,740 643,912	Against 16,722 30,352 71,460 31,288
Amendment to Articles of Incorporation to change the name of the Company to Pavilion Bancorp, Inc.	For 593,467	Against 66,377	Abstained 15,356
Selection of Crowe, Chizek and Company LLP as Auditors for 2002	For 669,601	Against 944	Abstained 4,655

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	99.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of the Treasurer and Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on 8-K
	1.	The Company filed a Current Report on Form 8-K dated April 18, 2002, filing copies of press releases announcing the change in the Company's name, a dividend increase, and a stock repurchase program.
	2.	The Company filed a Current Report on Form 8-K dated May 3, 2002, filing a copy of the speech given by the Company's President at the 2002 annual shareholder meeting.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVILION BANCORP, INC.

/s/ Patrick K. Gill
Patrick K. Gill
President and Chief Executive Officer

/s/ Loren V. Happel
Loren V. Happel
Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE:  August 12, 2002

EXHIBIT INDEX

Exhibit	Description	Page
99.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	18
99.2	Certificate of the Treasurer and Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	19

EXHIBIT 99-1

I, Patrick K. Gill, Chief Executive Officer of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: August 12, 2002

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

EXHIBIT 99-2

I, Loren V. Happel, Treasurer and Chief Financial Officer of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: August 12, 2002

/s/ Loren v. Happel Loren v. Happel Treasurer and Chief Financial Officer