Form 10-Q
period 2002-09-30
PAVILION BANCORP INC
filed 2002-11-14
CIK 1112477

FORM 10-Q
Securities and Exchange Commission
Washington, D.C. 20549

|X|      Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Yes |X|	No |_|

As of November 1, 2002, there were 835,258 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

ITEM NO.	DESCRIPTION	PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Condensed Financial Statements (Unaudited)
       Report of Independent Accountants
       Condensed Consolidated Balance Sheets
       Condensed Consolidated Statements of Income
              and Comprehensive Income
       Condensed Consolidated Statements of Cash Flows
       Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures	3 4 5 6 7 8 12 13

PART II -OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	13 14 14 14 14 14
Signatures Certifications for Quarterly Report on Form 10-Q Exhibits		15 16 18

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. as of September 30, 2002, the related condensed consolidated statements of income and comprehensive income for the quarter and year to date periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the year to date periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

Crowe, Chizek and Company LLP Grand Rapids, Michigan November 1, 2002

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS                                                 September 30,
In thousands of dollars                                                                   2002        December 31,
                                                                                       (unaudited)        2001
                                                                                       -----------        ----
ASSETS
Cash and due from banks                                                               $     14,688     $     15,987
Federal funds sold                                                                           6,465            8,290
                                                                                      ------------     ------------
     Total cash and cash equivalents                                                        21,153           24,277

Securities available for sale                                                               24,229           25,969
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            480              480

Loans, net of allowance for loan losses of $2,429 at September 30,
   2002 (unaudited) and $2,200 at December 31, 2001                                        230,169          212,590
Loans held for sale                                                                          2,907              417
Premises and equipment, net                                                                  6,460            6,611
Accrued interest receivable                                                                  2,004            1,877
Mortgage servicing rights                                                                    2,573            2,066
Other assets                                                                                 2,406            1,336
                                                                                      ------------     ------------

     Total assets                                                                     $    294,885     $    278,127
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                              $     54,436     $     45,488
     Interest bearing                                                                      196,728          189,919
                                                                                      ------------     ------------
         Total deposits                                                                    251,164          235,407

Borrowed funds                                                                               6,878            7,394
Capital securities                                                                           4,835            4,850
Accrued interest payable                                                                       552              850
Other liabilities                                                                            2,370            1,619
                                                                                      ------------     ------------
     Total liabilities                                                                     265,799          250,120

Common stock subject to repurchase obligation in ESOP                                        4,022            4,444

Shareholders' Equity
     Common stock and paid-in capital, no par value                                          9,951           10,187
     Retained earnings                                                                      14,742           13,124
     Accumulated other comprehensive income,
        net of tax                                                                             371              252
                                                                                      ------------     ------------
         Total shareholders' equity                                                         25,064           23,563
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    294,885     $    278,127
                                                                                      ============     ============

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED
    STATEMENTS OF INCOME AND
    COMPREHENSIVE INCOME (unaudited)

                                                                 Three Months Ended                Nine Months Ended
In thousands of dollars, except per share data                      September 30,                    September 30,
                                                            ----------------------------     ----------------------------
                                                                2002           2001              2002            2001
                                                                ----           ----              ----            ----
Interest and dividend income
     Loans receivable, including fees                       $      4,540    $      4,781     $     13,239    $     14,717
     Securities available for sale                                   302             393            1,028           1,067
     Federal funds sold and other                                     29              46               71             264
                                                            ------------    ------------     ------------    ------------
         Total interest and dividend income                        4,871           5,220           14,338          16,048

Interest expense
     Deposits                                                      1,336           1,842            4,168           6,145
     Federal Home Loan Bank advances                                  81              83              236             249
     Other                                                            78              25              238              84
                                                            ------------    ------------     ------------    ------------
         Total interest expense                                    1,495           1,950            4,642           6,478
                                                            ------------    ------------     ------------    ------------

Net interest income                                                3,376           3,270            9,696           9,570
     Provision for loan losses                                       417             119              673             263
                                                            ------------    ------------     ------------    ------------

Net interest income after provision
  for loan losses                                                  2,959           3,151            9,023           9,307

Noninterest income
     Service charges and fees                                        583             339            1,724           1,001
     Net gains on loan sales                                       1,349             681            2,448           1,665
     Other                                                          (280)             (4)            (214)            120
                                                            ------------    ------------     ------------    ------------
                                                                   1,652           1,016            3,958           2,786

Noninterest expense
     Salaries and employee benefits                                2,196           1,813            6,041           5,148
     Occupancy and equipment                                         586             542            1,774           1,517
     Other                                                           830             672            2,242           2,155
                                                            ------------    ------------     ------------    ------------
                                                                   3,612           3,027           10,057           8,820
                                                            ------------    ------------     ------------    ------------
Income before income tax                                             999           1,140            2,924           3,273
     Income tax expense                                              331             373              950           1,050
                                                            ------------    ------------     ------------    ------------

Net income                                                  $        668    $        767     $      1,974    $      2,223
                                                            ============    ============     ============    ============

Comprehensive income                                        $        712    $        916     $      2,093    $      2,604
                                                            ============    ============     ============    ============
Basic earnings per share                                    $        .80    $        .90     $       2.34    $       2.61
                                                            ============    ============     ============    ============
Diluted earnings per share                                  $        .79    $        .89     $       2.32    $       2.58
                                                            ============    ============     ============    ============
Dividends per share                                         $        .22    $        .20     $        .64    $        .60
                                                            ============    ============     ============    ============

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF
    CASH FLOWS (unaudited)

                                                                                            Nine Months Ended
In thousands of dollars                                                                       September 30,
                                                                                      -----------------------------
                                                                                           2002           2001
                                                                                           ----           ----
Cash flows from operating activities
     Net income                                                                       $      1,974     $      2,223
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          673              732
         Provision for loan losses                                                             673              263
         Net amortization and accretion on securities
           available for sale                                                                  242               56
         Amortization of mortgage servicing rights                                             691              480
         Loans originated for sale                                                        (125,596)         (89,699)
         Proceeds from sale of mortgage loans                                              124,356           89,021
         Net gains on sales of mortgage loans                                               (2,448)          (1,665)
     Net change in:
         Accrued interest receivable                                                          (127)            (487)
         Other assets                                                                       (1,070)             898
         Accrued interest payable                                                             (298)            (115)
         Other liabilities                                                                     690              (21)
                                                                                      ------------     ------------
              Net cash from operating activities                                              (240)           1,686
                                                                                      ------------     ------------

Cash flows from investing activities
     Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                                    14,783            4,397
         Sales of securities available for sale                                              3,500                -
     Purchases of:
         Federal Reserve Bank stock                                                              -             (120)
         Securities available for sale                                                     (16,605)         (10,525)
         Premises and equipment, net                                                          (522)          (1,335)
     Net increase in loans                                                                 (18,252)          (2,914)
                                                                                      ------------     ------------
         Net cash from investing activities                                                (17,096)         (10,497)
                                                                                      ------------     ------------

Cash flows from financing activities
     Net change in deposits                                                                 15,757            9,261
     Net change in borrowed funds and capital securities                                      (531)            (830)
     Change in shareholders' equity                                                         (1,014)            (656)
                                                                                      ------------     ------------
         Net cash from financing activities                                                 14,212            7,775
                                                                                      ------------     ------------

Net change in cash and cash equivalents                                                     (3,124)          (1,036)

Cash and cash equivalents at beginning of period                                            24,277           12,992
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $     21,153     $     11,956
                                                                                      ============     ============

     Cash paid for:
         Interest                                                                     $      4,940     $      6,593
         Income taxes                                                                          820              762

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Pavilion Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (together the “Banks”). The Bank of Lenawee includes its wholly owned subsidiaries, Pavilion Financial Services and Pavilion Mortgage Company. It should be noted that the name changes to Pavilion Bancorp, Inc. and Pavilion Financial Services (previously Lenawee Bancorp, Inc. and Lenawee Financial Services) were approved by the shareholders on April 18, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a two-bank holding company that conducts limited business activities. The Banks perform the majority of the Company’s business activities.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 3 - EARNING PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and nine months ended September 30, 2002 and 2001 is presented below in thousands, except for per share information:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2002            2001             2002            2001
                                                          ----            ----             ----            ----
Basic earnings per share
------------------------
Net income available to common shareholders          $        668     $        767    $      1,974     $      2,223
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    839              848             844              851
                                                     ============     ============    ============     ============
Basic earnings per share                             $        .80     $        .90    $       2.34     $       2.61
                                                     ============     ============    ============     ============
Diluted earnings per share
--------------------------
Net income available to common shareholders          $        668     $        767    $      1,974     $      2,223
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    839              848             844              851
Add:  Dilutive effects of exercise of stock options             5               11               7               10
                                                     ------------     ------------    ------------     ------------
Weighted average common and dilutive
  potential shares outstanding                                844              859             851              861
                                                     ============     ============    ============     ============
Diluted earnings per share                           $        .79     $        .89    $       2.32     $       2.58
                                                     ============     ============    ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of Pavilion Bancorp, Inc. and its subsidiaries, Bank of Lenawee and Bank of Washtenaw, as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001.

FINANCIAL CONDITION

Securities
The balance of our securities portfolio decreased by $1.7 million during the first nine months of 2002. Purchases of securities available for sale totaling $16.6 million were offset by principal repayments on mortgage backed securities and maturities within the portfolio totaling $14.8 million and sales of securities available for sale of $3.5 million. The securities portfolio has decreased as a result of the additional funds being used to support loan growth.

Loans
Loan growth continued through the first nine months of 2002. During the first nine months of 2002, annualized loan growth was 11%. The mix of the loan portfolio remains relatively unchanged from prior periods. The Banks continue to originate residential mortgage and business loans on a sustained basis.

In addition to the increase in portfolio loans, we experienced an increase in the volume of our residential mortgage loans sold into the secondary market when compared to the first nine months of 2001. The significant decrease in mortgage interest rates during the first nine months of 2002 has also caused a decline in mortgage interest rates, resulting in significant increases in mortgage loan originations.

Credit Quality
We continuously monitor the asset quality of our loan portfolios utilizing both internal and external loan review specialists. Periodically, reports are submitted to the Banks’ Senior Management and Boards of Directors regarding the credit quality of the loan portfolios. These reviews are independent of the loan approval process. Also, we continue to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of our loan portfolios.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans (but not included in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. Our classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the makeup of our nonperforming assets by type, in thousands of dollars, as of September 30, 2002 and 2001, and December 31, 2001.

                                                                        9/30/2002      12/31/2001       9/30/2001
                                                                        ---------      ----------       ---------

     Nonaccrual loans                                                  $       135    $        230     $        248
     90 days or more past due & still accruing                               1,560           1,046              574
     Other nonperforming loans                                                   -               -                -
                                                                       -----------    ------------     ------------
         Total nonperforming loans                                           1,695           1,276              822
     Other real estate                                                       1,823             879              771
                                                                       -----------    ------------     ------------
         Total nonperforming assets                                    $     3,518    $      2,155     $      1,593
                                                                       ===========    ============     ============

     Nonperforming loans as a percent of total loans                          .73%            .59%             .37%
     Nonperforming assets as a percent of total loans                        1.51%           1.00%             .73%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                      69.78%          58.00%           36.08%

Total nonperforming assets increased $1.4 million or 63% during the nine months ended September 30, 2002. This significant increase is attributable to real estate properties acquired in foreclosure as well as multiple small loan customers that are experiencing financial difficulties in an economically challenging period. These nonperforming assets have collateral values sufficient to compensate for the loan obligations in the event these customers are unable to return to traditional economic vitality.

Due to the challenging economic conditions during the last quarter of 2001 and the first nine months of 2002, we intensified our utilization of independent third party loan review specialists in order to verify the overall quality of the loan portfolios. We increased the provision for loan losses 156% for the nine month period ended September 30, 2002 when compared to the same period of the prior year as a result of the increase in net charge-offs and nonperforming loans. The provision for loan losses provides for probable incurred losses inherent in the loan portfolio. While nonperforming assets have increased as a percent of loans over the reported periods, Management does not expect this trent to continue.

Deposits
Total deposit growth for the first nine months of 2002 was approximately $15.8 million or approximately 9% on an annualized basis. Noninterest bearing deposits increased $9.0 million and interest bearing deposits increased $6.8 million during the first nine months of 2002. These results were primarily the effect of the expansion of liquidity in the local and national markets. We anticipate similar deposit growth during the remainder of 2002 as a result of continued expansion into new and existing markets coupled with the abundant levels of liquidity in the overall marketplace.

Liquidity
We maintained an average federal funds sold position for the first three quarters of 2002, although we generally move in and out of the federal funds market as liquidity needs vary. Borrowings decreased from December 31, 2001, and we anticipate that deposit and loan growth will cause continued variation in our short-term funding position. We have a number of additional liquidity sources should the need arise, and we are comfortable with the liquidity position of the Company.

Capital Resources
At September 30, 2002 and December 31, 2001, equity capital totaled $25.1 and $23.6 million, respectively. This increase is primarily the result of our net income for the nine months ended September 30, 2002 partially offset by dividends declared during the nine months ended September 30, 2002. We monitor the capital levels of the Company and the Banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At September 30, 2002 and December 31, 2001, the Company and the Banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

Results of Operations

Net Income

Net income decreased 11%, diluted earnings per share decreased from $2.58 to $2.32 and dividends per share increased from $.60 to $.64 when comparing the results of the nine months ended September 30, 2002 to the same period in 2001. Net income decreased 13%, diluted earnings per share decreased from $.89 to $.79 and dividends per share increased from $.20 to $.22 when comparing the results of the three months ended September 30, 2002 to the same period in 2001.

The decrease in net income for the three and nine months ended September 30, 2002 when compared to the same periods of 2001, is primarily the result of increased noninterest expense and an increase in the provision for loan losses. The decrease in net income during the nine months ended September 30, 2002, was offset by a one time increase during the first quarter in non-interest income of $283,000 resulting from processing errors occurring over a period of time relating to the recognition of fee income on foreign ATM transactions. We have taken the appropriate measures to ensure that these processing errors do not occur in the future.

Net Interest Income
The yield on interest earning assets decreased for the three and nine months ended September 30, 2002 as compared to the same periods in the prior year primarily as a result of the general decline in interestrates during the first nine months of 2002 and the continued repricing of our interest earning assets. The cost of funds on interest bearing liabilities decreased for the three and nine months ended September 30, 2002 as compared to the same periods during the prior year primarily as a result of the declining interest rate environment and the continued repricing of customer deposit accounts. Despite the economic challenges that have been presented during the past two years, our net interest margin remains quite strong, and we continue to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the nine month periods ended September 30, 2002 and 2001.

Yield Analysis of Consolidated Average Assets and Liabilities
-------------------------------------------------------------
Dollars in thousands                              9/30/2002                                 9/30/2001
                                                  ---------                                 ---------
                                    Average       Interest                    Average       Interest
                                  Outstanding      Earned/     Yield/       Outstanding      Earned/     Yield/
                                    Balance         Paid        Rate          Balance         Paid        Rate
                                    -------         ----        ----          -------         ----        ----

Interest earning assets:
Loans (1)                        $   220,083     $    13,239      8.02%    $   217,546    $    14,717      9.02%
Investment securities (2) (3)         29,677           1,028      4.62%         26,147          1,067      5.44%
Federal funds sold and other           6,191              71      1.53%          7,536            264      4.67%
                                 -----------     -----------               -----------    -----------
  Total int. earning assets          255,951          14,338      7.47%        251,229         16,048      8.52%

Interest bearing liabilities:
Interest bearing demand
  deposits                       $    55,160     $       529      1.28%    $    53,127    $     1,003      2.52%
Savings deposits                      27,366             215      1.05%         24,194            269      1.48%
Time deposits                        105,838           3,424      4.31%        116,424          4,873      5.58%
Other borrowings                      12,949             474      4.88%          7,330            333      6.06%
                                 -----------     -----------               -----------    -----------
  Total int. bearing liabilities     201,313           4,642      3.07%        201,075          6,478      4.29%

Net interest income (3)                          $     9,696                              $     9,570
                                                 ===========                              ===========
Net spread (3)                                                    4.40%                                    4.23%
                                                                ======                                    =====
Net interest margin (3)                                           5.05%                                    5.08%
                                                                ======                                    =====
Ratio of interest earning assets to
  interest bearing liabilities          1.27                                      1.25
                                 ===========                               ===========

(1)   Non-accrual loans and overdrafts are included in the average balances of loans.
(2)   Includes Federal Home Loan Bank stock.
(3)   Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the three and nine months ended September 30, 2002, noninterest income from banking products and services increased 63% and 42% as compared to the same periods in 2001. Increases in net gains on loan sales and service charges and fees primarily contributed to the overall growth in noninterest income for the nine month period ended September 30, 2002. The Company also experienced a significant increase in service charges and fees during the first quarter of 2002 due to a one-time increase of $283,000 resulting from processing errors occurring over a period of time related to the recognition of fee income on foreign ATM transactions.

Noninterest Expenses
Noninterest expense increased during the three and nine months ended September 30, 2002 when compared to the same periods of 2001, reflecting our continued growth and expansion. Total noninterest expense for the three and nine month periods ended September 30, 2002 was 19% and 14% above the same periods of 2001. Increases in salaries and employee benefits for the three and nine month periods ended September 30, 2002 of approximately 21% and 17% were the primary factors contributing to the overall increase. These increases, along with increases in occupancy and equipment and other expenses, are mainly attributable to our continued efforts to expand our services into new and existing markets.

Federal Income Tax
Our changes in income tax expense continue to be relatively consistent with our change in income before income tax.

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

We continue to work very diligently to protect our interest rate margin from material changes in market driven interest rate conditions.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Controls

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not involved in any material legal proceedings. Our wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw, are involved in ordinary routine litigation incident to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Banks. Neither the Banks nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Banks, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2002.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for vote of security holders during the quarter.

ITEM 5 - OTHER INFORMATION

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Registrant’s independent accountants during the period covered by this report.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K):
	99.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
Form 8-K filing dated July 31, 2002 showing second quarter 2002 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pavilion Bancorp, Inc.
Date: November14, 2002	/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer
Date: November14, 2002	/s/ Loren V. Happel Loren V. Happel Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer

I, Loren V. Happel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Loren V. Happel Loren V. Happel Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

I, Douglas L. Kapnick, Chief Executive Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Date: November 14, 2002

/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer

Exhibit 99.2

I, Loren V. Happel, Chief Financial Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Date: November 14, 2002

/s/ Loren V. Happel Loren V. Happel Chief Financial Officer