Form 10-K
period 2002-12-31
PAVILION BANCORP INC
filed 2003-03-18
CIK 1112477

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 000-22461

PAVILION BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of Incorporation or organization) 135 East Maumee Street Adrian, Michigan (Address of principal executive offices)	38-3088340 (I.R.S. Employer Identification No.) 49221 (Zip Code)

517-265-5144; 517-265-3926 (FAX)
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes       No  X .

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2002: $ 32,127,165.50

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March7, 2003: 824,880 — shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003 are incorporated by reference into Parts II and III of this report.

Item 1.   Business.

        Pavilion Bancorp, Inc. (the Company), a bank holding company, which was incorporated in Michigan in 1993, has two wholly-owned bank subsidiaries, Bank of Lenawee and Bank of Washtenaw (the “Banks”). On April 15, 1993, the Company acquired all of the stock of the Bank of Lenawee, a Michigan banking corporation chartered in 1869. On January 1, 2001 the Bank of Lenawee made the real estate origination component of its business a separate entity named Pavilion Mortgage Company. On January 8, 2001 the Company opened a new bank, the Bank of Washtenaw. The new bank is operating the former Saline Michigan branch of the Bank of Lenawee and has opened a new branch and administrative offices in Ann Arbor, Michigan. On April 22, 2002, the Company changed its name from Lenawee Bancorp, Inc. to Pavilion Bancorp, Inc.

        Business is concentrated primarily in a single industry segment — commercial banking. Each Bank provides a full range of banking services to individuals, commercial businesses and industries located in its service area. Each Bank maintains diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. Each Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

        The principal markets for financial services are the mid-Michigan communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through 11 locations in or near their communities. The Banks do not have any material foreign assets or income.

        The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 71% of total revenue in 2002 compared to 77% in 2001. Further reductions in interest rates during 2002 resulted in a significant increase in the volume of loan sale activity and gains on sales of mortgage loans. These gains accounted for 19% of the Company’s total revenue in 2002 as compared to 11% in 2001.

        The Banks’ principal competitors are United Bank & Trust, Key Bank, Sky Bank, Standard Federal Bank, and TLC Community Credit Union. With the exception of United Bank & Trust and TLC Community Credit Union, each of these financial institutions has headquarters in larger metropolitan areas, and has significantly greater assets and financial resources than the Company. Based on deposit information as of June 30, 2002, the Bank of Lenawee holds an estimated 19.2 % of the FDIC insured deposits in Lenawee County and the Bank of Washtenaw holds an estimated 1.2 % of the FDIC insured deposits in Washtenaw County. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

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

        The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

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
                                                                                  equity to total assets
                                                                                       of 2% or less

        As of December 31, 2002, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.

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

Item 2.   Properties.

        The Bank of Lenawee’s main office is located in Adrian and it serves other communities with branch offices in Hudson, Morenci, Tecumseh and Waldron. The Bank of Washtenaw’s main office is located in Saline and it has a branch office and an administrative office in Ann Arbor. The Banks’ offices are located throughout Lenawee County, in the southeastern portion of Hillsdale County, and the southern portion of Washtenaw County. The area in which the Banks’ offices are located, which is basically southeastern Michigan, has historically been rural in character but now has a growing urban population as residents choose the area to live in while commuting to Ann Arbor, Detroit, and Toledo. The populations of the cities in which the Banks’ offices are located are per the 2000 U.S. Census were as follows: Adrian—21,574; Ann Arbor—114,024; Hudson—2,499; Morenci—2,398; Saline—8,034; Tecumseh—8,574; and Waldron—590; The main office of Bank of Lenawee is a three story 40,768 square foot building constructed in 1906. The other offices of the Banks range in size from 1,200 square feet to 4,000 square feet. The majority of the offices of Bank of Lenawee are owned and those of Bank of Washtenaw are leased.

Item 3.   Legal Proceedings.

        There are no legal proceedings except routine litigation incidental to the ordinary course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a material effect on the financial condition of the Company or the Banks, individually or in the aggregate.

Item 4.   Submission of Matters to Vote of Security Holders.

        No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

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

        Douglas L. Kapnick (age 59) was elected Chairman of the Board of the Company in September of 2000 and has been a director of Bank of Lenawee since 1982 and has been a director of the holding company since it was formed in 1993. Mr. Kapnick was elected interim President and Chief Executive Office of the Company and the Bank of Lenawee effective October 31, 2002, when Patrick K. Gill resigned those positions. Mr. Kapnick is President of Kapnick & Company a full service insurance broker with offices in Adrian and Southfield employing a total of approximately 85 persons.

        Pamela S. Fisher (age 53) is the Corporate Secretary of the Company and Senior Vice President of Administrative Services of the Bank of Lenawee. Ms. Fisher joined the Bank of Lenawee in 1979 and has served the bank in various capacities. She was elected as Senior Vice President of Bank of Lenawee in 2000 and was elected Secretary of the Company in 1995.

        Loren V. Happel (age 47) is the Company’s Chief Financial Officer and Senior Vice President and Chief Financial Officer of the Bank of Lenawee. Mr. Happel joined the Company and Bank of Lenawee in December of 1994. At that time he was appointed Treasurer of the Company and First Vice President and Chief Financial Officer of Bank of Lenawee.

PART II

Item 5.   Market For Registrant’s Common Equity and Related Stockholder Matters.

        The information under the caption “COMMON STOCK INFORMATION” at page 43 of the Company’s 2002 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 6.   Selected Financial Data.

        The information under the caption “SELECTED FINANCIAL DATA” at page 2 of the Company’s 2002 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at pages 3 through 11 of the Company’s 2002 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at pages 11 through 14 of the Company’s 2002 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

        The financial statements, notes and report of independent auditors included in the Company’s 2002 Annual Report to shareholders, is here incorporated by reference to Exhibit 13.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10.   Directors and Executive Officers of the Registrant.

        Information with respect to the Company’s Executive Officers is included in this report in Part I. The information with respect to Directors of the Company, set forth under the caption “Information About Directors and Nominees” on pages 8 through 10 of the Company’s definitive proxy statement, as filed with the Commission and dated March 18, 2003, relating to the April 17, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.   Executive Compensation.

        The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS” on page 11 through 12 of the Company’s definitive proxy statement, as filed with the Commission and dated March 18, 2003, relating to the April 18, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption “VOTING SECURITIES AND BENEFICIAL OWNERSHIP OF MANAGEMENT AND OTHERS” on page 7 through 8 of the Company’s definitive proxy statement, as filed with the Commission and dated March 18, 2003, relating to the April 17, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                                              equity compensation
                                  Number of securities to         Weighted-average             plans (excluding
                                  be issued upon exercise         exercise price of         securities reflected in
                                  of outstanding options         outstanding options              column (1))
                                  ----------------------         -------------------              -----------
        Plan Category                       (1)                          (2)                          (3)
        -------------                       ---                          ---                          ---

Equity compensation
plans approved by
security holders                          38,760                       $36.94                       37,096

Equity compensation
plans not approved by
security holders                           none                         none                         none
                                ---------------------------- ---------------------------- ----------------------------

Total                                     38,760                       $36.94                       37,096
                                ---------------------------- ---------------------------- ----------------------------

        These equity compensation plans are more fully described in Note 12 to the Consolidated Financial Statements.

Item 13.   Certain Relationships and Related Transactions.

        The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 14 of the Company’s definitive proxy statement, as filed with the Commission and dated March 18, 2003, relating to the April 17, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.   Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

           The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)      Changes in Internal Controls.

           There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Item 15.   Exhibits, Financial Statement Schedules and Report on Form 8-K.

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
      Notes to Consolidated Financial Statements
Report of Crowe Chizek and Company LLP, Independent Accountants

	2.	Financial Statement Schedules Not applicable

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002:
	1.	Report dated October 31, 2002, reporting the resignation of the Registrant's President and CEO.
	2.	Report dated October 15, 2002, reporting that Douglas L. Kapnick would serve as Interim Chairman and CEO of the Registrant.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 2003.

PAVILION BANCORP, INC. /s/ Douglas L. Kapnick Douglas L. Kapnick Chairman and Chief Executive officer /s/ Loren V. Happel Loren V. Happel Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Douglas L. Kapnick and Loren V. Happel, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature	Date
/s/ Allan F. Brittain Allan F. Brittain	March 18, 2003
/s/ Fred R. Duncan Fred R. Duncan	March 18, 2003
/s/ Edward J. Engle, Jr. Edward J. Engle, Jr.	March 18, 2003
/s/ William R. Gentner William R. Gentner	March 18, 2003
/s/ Douglas L. Kapnick Douglas L. Kapnick	March 18, 2003
/s/ Emory M. Schmidt Emory M. Schmidt	March 18, 2003
/s/ J. David Stutzman J. David Stutzman	March 18, 2003

CERTIFICATIONS

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this annual report on Form 10-K of Pavilion Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 18, 2003

/s/ Douglas L. Kapnick Douglas L. Kapnick Chairman and Chief Executive Officer

I, Loren V. Happel, certify that:

1.	I have reviewed this annual report on Form 10-K of Pavilion Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 18, 2003

/s/ Loren V. Happel Loren V. Happel Chief Financial Officer

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

13	Rule 14a-3 2002 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing).

21	Subsidiaries of Registrant
23	Consent of Crowe, Chizek and Company, LLP. - Independent Public Accountants.
24	Powers of Attorney. Contained on the signature page of this report.
99.1	Certificate of Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to Articles of Incorporation of Registrant incorporated by reference to Exhibit 3 of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate is incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 10, as amended.

10	2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.1	1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement filed on Form 10, as amended.

10.2	Employment Agreement dated February 22, 1999, and amended February 22, 2000, between Bank of Lenawee and Patrick K. Gill, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, as amended.

10.3	Supplemental Executive Retirement Agreement dated December 19, 1997, between Bank of Lenawee and Allan W. Brittain, incorporated by reference to the Registrant’s Registration Statement on Form 10, as amended.

10.4	Consulting Agreement dated January 1, 1998, between Bank of Lenawee and Allan W. Brittain, incorporated by reference to Registrant’s Registration Statement on Form 10, as amended.

Exhibit 13

Rule 14a-3 Annual Report to Security Holders

Lenawee Bancorp, Inc.

2002
Annual Report

This 2002 Annual Report contains audited financial statements and a detailed financial review. This is Pavilion Bancorp’s 2002 annual report to shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the “SEC”) except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 2002 Summary Annual Report to Shareholders accompanies this proxy statement. This report presents information concerning the business and financial results of Pavilion Bancorp in a format and level of detail that we believe shareholders will find useful and informative. Shareholder who would like to receive even more detailed information than that contained in this 2002 Annual Report are invited to request our Annual Report on Form 10-K.

Pavilion Bancorp, Inc.‘s Form 10-K Annual Report to the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Pavilion Bancorp, Inc., Attention: Pamela S. Fisher, 135 East Maumee Street, Adrian, Michigan 49221.

PAVILION BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

CONTENTS

SELECTED FINANCIAL DATA............................................................................................................................	2

MANAGEMENT'S DISCUSSION AND ANALYSIS............................................................................................	3

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING.........................................................	16

REPORT OF INDEPENDENT AUDITORS.........................................................................................................	17

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS..........................................................................................................	18

CONSOLIDATED STATEMENTS OF INCOME..........................................................................................	19

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.................................	20

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................................	21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................	22

COMMON STOCK INFORMATION.................................................................................................................	43

SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                                            2002        2001        2000        1999        1998
For the Year:
Total interest income                                     $ 19,182    $ 21,012    $ 20,851    $  17,923   $  17,517
Total interest expense                                       6,029       8,198       8,710        6,312       7,205
Net interest income                                         13,153      12,814      12,141       11,611      10,312
Provision for loan losses                                      953         388          30        2,560         239
Noninterest income                                           5,975       4,151       2,064        2,237       2,850
Noninterest expense                                         13,993      12,182       9,414        8,994       8,913
Income before income taxes                                   4,182       4,395       4,761        2,294       4,010
Net income                                                   2,855       3,043       3,205        1,563       2,660

Per Share Data:
Basic earnings per share                                  $   3.39    $   3.58    $   3.75    $    1.83   $    3.13
Diluted earnings per share                                    3.37        3.54        3.71         1.83        3.12
Cash dividends declared per share                              .86         .80         .94          .75         .67
Shareholders' equity and net ESOP obligation per share       35.09       33.01       29.91        26.72       26.26
Shareholders' equity per share                               30.16       27.77       23.90        21.64       21.92

At Year-End:
Total assets                                              $287,286    $278,277    $259,747    $ 239,904   $ 220,414
Loans receivable                                           235,770     214,749     214,512      197,308     158,487
Allowance for loan losses                                    2,660       2,200       2,287        4,646       2,182
Deposits                                                   241,720     235,407     224,143      199,206     185,891
Borrowed funds                                               8,635       7,394       7,936       16,177      10,626
Shareholders' equity and net ESOP obligations               29,170      28,007      25,467       22,775      22,345
Shareholders' equity                                        25,059      23,563      20,353       18,449      18,648

Financial:
Net interest income to average earning assets                  5.12%       5.09%       5.26%       5.66%       5.07%
Return on average shareholders' equity and
  net ESOP obligation                                         9.94       11.58       13.29         6.65       12.46
Return on average shareholders' equity                       11.66       14.14       16.59         8.02       14.76
Return on average assets                                      1.02        1.12        1.28          .70        1.21
Tier 1 leverage ratio                                        12.00       11.90        9.90         9.90        9.90
Dividend payout ratio                                        25.37       22.35       25.07        40.98       21.41
Average shareholders' equity and net ESOP
  obligation to average total assets                         10.26        9.66        9.60        10.52        9.72
Average shareholders' equity to average total assets          8.75        7.91        7.72         8.72        8.21

All per share data has been adjusted to reflect stock splits and stock dividends.

2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion provides information about the financial condition and results of operations of Pavilion Bancorp, Inc. It should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

BUSINESS OF PAVILION BANCORP, INC.

Pavilion Bancorp, Inc. (the Company), a bank holding company, was incorporated in Michigan in 1993. The shareholders elected to change its name to Pavilion Bancorp Inc. from Lenawee Bancorp Inc. on April 18, 2002. The Company holds all of the stock of the Bank of Lenawee, a Michigan banking corporation chartered in 1869, and the Bank of Washtenaw founded by the Company on January 8, 2001.

The business is concentrated primarily in a single industry segment — commercial banking. Each bank provides a full range of banking services to individuals, commercial businesses and industries located in its service area. Each bank maintains diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. Each bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

The principal markets for financial services we provide are the mid-Michigan communities in which the banks are located and the areas immediately surrounding these communities. The banks serve these markets through 11 locations in or near their communities. The banks do not have any material foreign assets or income.

The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 71 % of our total revenue in 2002 compared to 77% in 2001. Lower than normal interest rates during 2002 and 2001 resulted in a significant increase in the volume of mortgage loan sale activity and gains on sales of mortgage loans. These gains accounted for 19 % of our total revenue in 2002 as compared to 11% in 2001.

2002 FINANCIAL HIGHLIGHTS

Net income for the year ended December 31, 2002 was $2,855,342, which was a 6.17% decrease from our 2001 net income of $3,043,072. As a result our basic earnings per share decreased to $3.39 in 2002 from $3.58 in 2001. Diluted earnings per share decreased from $3.54 in 2001 to $3.37 in 2002. Our return on average equity including net ESOP obligation declined from 11.58% in 2001 to 9.94% in 2002.

Total assets grew to $287.3 million in 2002 from $278.3 million in 2001. Our net loan balances increased $20.5 million or 9.62%, an amount consistent with the prior year activity.

NET INTEREST INCOME

The largest component of our operating income is net interest income. Net interest income is the difference between the interest and fees the Company earns on our earning assets and the interest we pay on deposits and other borrowings. A number of factors influence net interest income. These factors include: changes in volume and mix of interest-earning assets and interest-bearing liabilities, government monetary and fiscal policies, national and local market interest rates and customer preference.

Our net interest income was $13.2 million in 2002, an increase of $339,000 over 2001. The 2002 increase in net interest income was primarily the result of decreased funding costs and growth in interest-earning assets. The table below shows the yields earned on our interest-earning assets and our costs of interest-bearing liabilities. The table also reflects our net interest margin for the years ended December 31, 2002, 2001 and 2000.

3.

Average Balance Sheet and Analysis of Net Interest Income

                                                                              Years ended December 31,
                                       ---------------2002------------    -------------2001--------------     -------------2000--------------
                                       Average                 Yield/     Average                 Yield/      Average                Yield/
                                       Balance    Interest      Rate      Balance    Interest      Rate       Balance    Interest     Rate
                                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable                    $222,017     $17,786       8.01%   $217,424     $19,284       8.87%    $203,698     $19,268      9.46%
  Securities available for sale (1)     26,023       1,127       4.33      24,038       1,253       5.21       21,264       1,168      5.49
  Federal funds sold                     5,723          88       1.54       6,783         255       3.76        2,708         167      6.17
  Federal Home Loan Bank Stock           2,504         161       6.43       2,504         181       7.23        2,504         200      7.99
  Interest-bearing balances with
    other financial institutions           840          20       2.38         867          40       4.61          782          48      6.14
                                      --------     -------               --------     -------                --------      ------
      Total interest-earning assets    257,107      19,182       7.46     251,616      21,013       8.35      230,956      20,851      9.03
Noninterest-earning assets:
  Cash and due from financial
    institutions                        11,684                             10,316                               8,369
  Premises and equipment, net            6,562                              6,526                               6,333
  Other assets                           4,646                              3,424                               5,466
                                      --------                           --------                            --------
      Total assets                    $279,999                           $271,882                            $251,124
                                      ========                           ========                            ========

Interest-bearing liabilities:
  Interest-bearing demand deposits   $  55,635         647       1.16     $56,113    $  1,207       2.15    $  53,156    $  1,821      3.43%
  Savings deposits                      27,856         278       1.00      24,389         340       1.39       23,756         358      1.51
  Time deposits                        106,388       4,441       4.17     115,060       6,233       5.42       97,827       5,675      5.80
  Repurchase agreements and other
    borrowings                           7,811         351       4.49       3,083          86       2.79        3,955         191      4.83
  FHLB advances                          5,143         312       6.07       5,519         333       6.03       10,637         665      6.25
                                      --------     -------               --------     -------                --------      ------
      Total interest-bearing
         liabilities                   202,833       6,029       2.97     204,164       8,199       4.02      189,331       8,710      4.60
                                                   -------                            -------                              ------
Noninterest-bearing liabilities:
  Demand deposits                       45,681                             39,198                              35,839
  Other liabilities                      2,764                              2,251                               1,846
                                      --------                           --------                            --------
      Total liabilities                251,278                            245,613                             227,016
  Common stock subject to
      repurchase obligation in ESOP      4,225                              4,756                               4,720
  Shareholders' equity                  24,496                             21,513                              19,388
                                      --------                           --------                            --------
      Total liabilities and
         shareholders' equity         $279,999                           $271,882                            $251,124
                                      ========                           ========                            ========

Net interest income/interest rate
  spread                                           $13,153       4.49%                $12,814      4.33%                  $12,141      4.43%
                                                   =======       =====                =======      =====                  =======      =====

Net interest margin (2)                                          5.12%                             5.09%                               5.26%
                                                                 =====                             =====                               =====
Average interest-earning assets to
average interest-bearing liabilities                           126.76%                           123.24%                             121.99%
                                                               =======                           =======                             =======

(1)     Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(2)     Net interest earnings divided by average interest-earning assets.

4.

Net interest margin is net interest income divided by average earning assets. Our net interest margin increased slightly to 5.12% in 2002 from 5.09% in 2001. During 2001, the Federal Reserve decreased the discount rate by 475 basis points from 6.0% to 1.25%. During 2002, the Federal Reserve decreased the discount rate an additional 50 basis to .75%. As a result, our prime lending rate decreased from 9.5% at December 31, 2000 to 4.75% at December 31, 2001 and then to 4.25% at December 31, 2002. With such a drastic change in interest rates, we have experienced a proportionate decline in momentum of gross revenues from this decrease in the prime lending rate. A large portion of our variable rate business and consumer loan portfolios are tied directly to the prime lending rate. Offsetting the impact of this reduction in interest income on our loan products is the decrease in our costs of local deposit funding. Nearly all funding is from the local markets we serve and our costs of funds decreased from 4.02% in 2001 to 2.97% in 2002.

The following table analyzes the effect of volume and rate changes on interest income and expense for the periods indicated.

                                       ---------2002 Compared to 2001-------  --------2001 Compared to 2000---------
                                         Amount        Amount         Net       Amount       Amount         Net
                                         Due to        Due to      Increase     Due to       Due to      Increase
                                         Volume         Rate      (Decrease)    Volume        Rate      (Decrease)
                                         ------         ----      ----------    ------        ----      ----------
                                                                      (In thousands)
Interest income
   Loans receivable                     $     400    $  (1,898)   $  (1,498)    $  1,256     $ (1,240)    $      16
   Securities available for sale               98         (224)        (126)         147          (62)           85
   Federal funds sold                         (35)        (132)        (167)         173          (85)           88
   Federal Home Loan Bank Stock                 -          (20)         (20)           -          (19)          (19)
   Interest-bearing balances with
     financial institutions                    (1)         (19)         (20)           5          (13)           (8)
                                        ---------    ---------    ---------     --------     --------     ---------
     Total interest income                    462       (2,293)      (1,831)       1,581       (1,419)          162

Interest expense
   Interest-bearing deposits
     Demand                                   (10)        (550)        (560)          96         (712)         (616)
     Savings                                   44         (106)         (62)           9          (27)          (18)
     Time                                    (443)      (1,349)      (1,792)         952         (394)          558
   Repurchase agreements and
     other borrowings                         190           75          265          (36)         (69)         (105)
   FHLB advances                              (23)           2          (21)        (310)         (22)         (332)
                                        ---------    ---------    ---------     --------     --------     ---------
     Total interest expense                  (242)      (1,928)      (2,170)         711       (1,224)         (513)
                                        ---------    ---------    ---------     --------     --------     ---------

Net interest income                     $     704    $    (365)   $     339     $    870     $   (197)    $     673
                                        =========    =========    =========     ========     ========     =========

5.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount added to the allowance for loan losses to absorb losses that have been incurred. The loan loss provision is based on historical loss experience and individual economic factors, which, in our judgment, deserve current recognition in maintaining an adequate allowance for loan losses balance.

The provision for loan losses was $953,000 in 2002 and $388,000 in 2001. This $565,000 increase in provision for loan losses is representative of the inherent risk associated with additional loan volume combined with necessary dollar coverage of outstanding nonperforming loans. Additional loan growth of $ 21.0 million primarily occurred in commercial loans to small businesses. Nonperforming loans, also primarily small business loans, increased from $1.3 million to $1.6 million.

NONINTEREST INCOME

Noninterest income was $6.0 million in 2002 as compared to $4.2 million in 2001. This represents a 44% increase from 2001.

The largest contributing factor to our 2002 noninterest income growth was a $2.1 million increase in net gains on mortgage loan sales. The historically low interest rates over the course of 2002 continued to expand our mortgage refinancing business. During 2002, we sold $231.4 million of loans in the secondary market, resulting in net gains of $4.8 million. In 2001, we sold $158.3 million of loans in the secondary market, resulting in net gains of $2.7 million. In 2000, we sold $45.0 million of loans resulting in net gains of $652,000. Loan sale gains were partially offset by increased amortization of mortgage servicing rights as a significant portion of our loan servicing portfolio refinanced during the current year.

Contributing further to noninterest income, were increases in our service charges and fees which grew to $1.9 million in 2002 from $1.4 million in 2001. This increase is primarily attributable to the growth of additional deposit customers.

NONINTEREST EXPENSE

Noninterest expense of $14.0 million in 2002 is an increase of $1.8 million or 15% compared to the noninterest expense of $12.2 million in 2001. A significant amount of the increase is continued organizational expenses associated with opening the Bank of Washtenaw. We increased our staff from 150 full time equivalents at December 31, 2001 to 155 full time equivalents at December 31, 2002. While the staff member increase is 3% over the course of the year, salaries and employee benefits increased 18%. The 18% increase reflects a full year tenure of organizational staff at the Bank of Washtenaw for 2002. Salary expenses also grew as a result of the increased levels of mortgage loan originations and sales. Mortgage originators earned additional amounts of commission payments for higher levels of mortgages sold. Our efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income) worsened from 71.81% in 2001 to 73.15% in 2002.

6.

INCOME TAX EXPENSE

Our income tax expense was $1.3 million in 2002 compared to $1.4 million in 2001 and $1.6 million in 2000.

The statutory federal tax rate during 2002, 2001 and 2000 was 34%. Our effective tax rate was lower than the statutory rate in all three years, primarily due to our tax-exempt interest income. Our effective tax rate was 32% in 2002, 31% in 2001, and 33% in 2000.

SECURITIES PORTFOLIO

The following table shows securities by classification as of December 31, 2002 and the amounts and weighted-average yields by maturity period. Securities that are not due at a single maturity date, primarily mortgage-backed securities, are not shown.

                          ---------------------------------------------MATURING------------------------------------------------------
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
                                   One               Within Five             Within Ten                Ten
                                  Year                  Years                  Years                  Years                  Total
                                                                (Dollars in thousands)
                           Amount     Yield       Amount     Yield       Amount     Yield       Amount     Yield       Amount     Yield
Available For Sale
U.S. Treasuries
and  government
  agencies                      -        -%   $   18,710     5.36%   $        -        -%   $        -        -%   $   18,710     5.36%
State and municipal (1)       961     4.36%        2,395     4.87%          576     5.89%          448     6.75%        4,380     5.08%
                       ----------             ----------             ----------             ----------             ----------
   Total               $      961             $   21,105             $      576             $      448             $   23,090
                       ==========             ==========             ==========             ==========             ==========

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

We do not invest in derivative securities. We held no impaired securities at December 31, 2002. As of December 31, 2002, securities we held which were issued by the State of Michigan and its political subdivisions carried an aggregate market value of $4.0 million.

The U.S. government agency securities identified as available for sale are laddered to mature over five years with a three year average life. The goal is to reduce the volatility of the securities portfolio yield and still provide a predictable source of liquidity.

We had no held to maturity securities as of December 31, 2002, 2001 and 2000. The fair value of securities available for sale, as of the dates indicated, are summarized as follows:

                                                                   -----------December 31,-------------
                                                                      2002        2001         2000
                                                                             (In thousands)

   U.S. Treasuries and government  agencies                       $  18,710     $ 18,064     $  7,283
   State and municipal                                                4,380        5,133        6,911
   Other securities                                                   2,126        2,772        5,127
                                                                  ---------     --------     --------

                                                                  $  25,216     $ 25,969     $ 19,321
                                                                  =========     ========     ========

7.

LOAN PORTFOLIO

Our lending efforts are concentrated primarily in the Michigan communities in which our banks’ branches are located. The banks have no foreign loans.

Our loan growth during 2002 was limited as a result of the significant refinancing activity experienced during 2002. Our total loans increased $21 million from year-end 2001 to 2002. Additionally, our loan servicing portfolio increased by approximately $73 million during the current year.

The following table presents the gross amount of loans outstanding by loan type:

                                                    --------------------------December 31,-------------------------
                                                        2002         2001         2000         1999         1998
                                                                             (In thousands)

Commercial, financial and agricultural              $  183,433   $  155,071   $  149,058    $ 135,324    $  112,451
Real estate - construction                               9,013        7,318       13,383        9,934             -
Real estate - mortgage                                  10,081       17,409       14,225       17,203        17,010
Consumer                                                33,243       34,951       37,846       34,847        29,026
                                                    ----------   ----------   ----------    ---------    ----------

                                                    $  235,770   $  214,749   $  214,512    $ 197,308    $  158,487
                                                    ==========   ==========   ==========    =========    ==========

The following table shows the maturity of loans outstanding (in thousands) at December 31, 2002. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

                                                                             Due
                                                              Due         After One          Due
                                                            Within       But Within         After
                                                           One Year      Five Years      Five Years        Total
                                                           --------      ----------      ----------        -----

Commercial, financial and agricultural                    $    67,738    $   106,116    $     9,579     $   183,433
Real estate-construction                                        9,013              -              -           9,013
Real estate-mortgage                                            4,692          3,456          1,933          10,081
Consumer                                                       15,795         12,207          5,241          33,243
                                                          -----------    -----------    -----------     -----------

                                                          $    97,238    $   121,779    $    16,753     $   235,770
                                                          ===========    ===========    ===========     ===========

Loans due after one year:
   Fixed rate                             $    54,442
   Floating or adjustable rate                 84,090
                                          -----------
                                          $   138,532
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

Loans are placed on non-accrual status when principal or interest is past due 90 days or more, the loan is not well-secured, is in the process of collection or when reasonable doubt exists concerning collectibility of interest or principal. Any interest previously accrued in the current period but not collected is reversed and charged against current earnings.

At December 31, 2002, the Banks were not aware of any loans for which payments were then current, but the borrowers were experiencing serious financial difficulties. As of December 31, 2002, 12.7% of the Banks loan portfolios were utilized to fund agricultural production, there were no other concentrations of loans exceeding 10% of total loans.

The following table summarizes non-accrual and past due loans and other real estate owned:

                                                    --------------------------December 31,-------------------------
                                                        2002         2001         2000         1999         1998
                                                                             (In thousands)

   Non-accruing loans past due                       $     648    $     230     $    113     $  3,071     $     121
   Loans past due 90 days or more                          949        1,046          523          275           275
                                                     ---------    ---------     --------     --------     ---------
     Total nonperforming loans                           1,597        1,276          636        3,346           396
   Other real estate                                     1,783          879          294          255           341
                                                     ---------    ---------     --------     --------     ---------

     Total nonperforming assets                      $   3,380    $   2,155     $    930     $  3,601     $     737
                                                     =========    =========     ========     ========     =========

   Nonperforming loans as a percent of
     total loans                                           .68%         .59%         .30%        1.73%          .25%
   Nonperforming assets as a percent of
     total assets                                         1.18%         .77%         .36%        1.50%          .33%
   Nonperforming loans as a percent of the
     loan loss reserve                                   60.05%       58.00%       27.81%       77.50%        18.15%

9.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses.

                                                    --------------------Years ended December 31,-------------------
                                                                             (in thousands)
                                                        2002         2001         2000         1999         1998
                                                        ----         ----         ----         ----         ----
Loans:
   Average daily balance of loans for the year, net  $ 222,017    $ 217,424     $203,698     $171,276     $ 163,916
   Amount of loans outstanding at end of year, net   $ 233,049    $ 212,589     $212,317     $192,721     $ 156,272

Allowance for loan losses:
   Balance at beginning of year                      $   2,200    $   2,287     $  4,646     $  2,182     $   1,964
   Loans charged off:
     Real estate - mortgage                                 23            -            -           34            13
     Real estate - construction                              -            -           18            -             -
     Commercial and agricultural                           390          314        2,339           28            14
     Consumer                                              231          265          120           96            26
                                                     ---------    ---------     --------     --------     ---------
                                                           644          579        2,477          158            53
                                                     ---------    ---------     --------     --------     ---------
   Recoveries of loans previously charged-off:
     Real estate-mortgage                                    -            -            2           15             -
     Commercial and agricultural                           101           81           36            6            10
     Consumer                                               50           23           50           41            22
                                                     ---------    ---------     --------     --------     ---------
                                                           151          104           88           62            32
                                                     ---------    ---------     --------     --------     ---------

   Net loans charged-off (recoveries)                      493          475        2,389           96            21
   Additions to allowance charged to operations            953          388           30        2,560           239
                                                     ---------    ---------     --------     --------     ---------
     Balance at end of year                          $   2,660    $   2,200     $  2,287     $  4,646     $   2,182
                                                     =========    =========     ========     ========     =========

Ratios:
   Net loans charged off to average net loans
     outstanding                                           .22%         .22%        1.17%         .06%         .01%
   Allowance for loan losses to net loans
     outstanding                                          1.14%        1.03%        1.08%        2.41%        1.40%

The allowance for loan losses is allocated to the loan portfolios in the amount deemed necessary to provide for probable incurred losses. The year-end allocations were as follows:

                         ------------------------------------------------December 31,----------------------------------------------
                                 2002                  2001                 2000                  1999                  1998
                                 ----                  ----                 ----                  ----                  ----
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
                         ----------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Commercial, financial
  and agricultural       $   2,034    77.80%   $   1,900    72.20%  $   1,774    69.49%   $   4,010    68.59%   $   1,680    70.95%
Real estate - mortgage          18     4.28            5     8.11           1     6.63           33     8.72           18    10.73
Real estate - construction      25     3.82           23     3.41         134     6.23           99     5.03           74        -
Consumer                       207    14.10          148    16.28         119    17.65          135    17.66          130    18.32
Unallocated                    376        -          124        -         259        -          369        -          280        -
                         --------- --------    --------- --------   --------- --------    --------- --------    --------- --------
                         $   2,660   100.00%   $   2,200   100.00%  $   2,287   100.00%   $   4,646   100.00%   $   2,182   100.00%

10.

LIQUIDITY

Liquidity is generally defined as the ability to meet cash flow needs of customers for loans and deposit withdrawals. To meet cash flow requirements, sufficient sources of liquid funds must be available. These sources include short-term investments, repayments of loans, maturing and called securities, sales of assets, growth in deposits and other liabilities and profits.

At present, Federal Reserve monetary policy combined with historically frail investment market conditions has placed a significant amount of unused cash in the markets we serve. These funds have been readily available in the form of bank deposits to cover our liquidity needs.

At December 31, 2002, we had $25.0 million of additional borrowing capacity at the Federal Home Loan Bank and $4.0 million of borrowing capacity with correspondent banks.

During 2002, we also generated $3.8 million in cash from operating activities. All of these sources are available to meet cash flow needs of loan and deposit customers.

We also need cash to pay dividends to our shareholders. Our primary source of cash is the dividends paid to the parent by our banks. We believe that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

CAPITAL RESOURCES

At December 31, 2002, equity capital totaled $25.1 million. Management monitors the capital levels of the Company and the banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At December 31, 2002, the Company and the banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

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

Interest rate risk (IRR) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of IRR could pose a significant threat to earnings and capital. Accordingly, effective risk management that maintains IRR at prudent levels is essential to our safety and soundness.

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

We derive the majority of income from the excess of interest collected over interest paid. The rates of interest earned on assets and owed on liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profit margins (or losses) if we cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise, by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

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

We are also subject to repayment risk when interest rates fall. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower rates. Prepayments of assets carrying higher rates reduces interest income and overall asset yields.

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

12.

The following table provides information about our financial instruments that were sensitive to changes in interest rates as of December 31, 2002. We had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument’s contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/notional amount as of December 31, 2002 maturing in:

                                                                                                                Fair
                                      2003       2004       2005       2006       2007  Thereafter    Total     Value
                                      ----       ----       ----       ----       ----  ----------    -----     -----
                                                                     (In thousands)
Rate Sensitive Assets
Fixed interest rate securities      $    -    $     -     $    -    $15,325    $ 3,590   $ 2,042    $ 20,957  $ 21,276
   Average interest rate                 -          -          -       5.47%      4.96%     5.77%       5.37%
Tax-exempt fixed rate securities       944        372        745        295        424       928       3,708
3,940
   Average interest rate              4.36%      5.85%      4.49%      4.40%      4.05%     6.24%       4.97%
FHLB stock                           2,504          -          -          -          -         -       2,504     2,504
   Average interest rate              6.25%         -          -          -          -         -        6.25%
FRB stock                              493          -          -          -          -         -         493       493
   Average interest rate              6.00%         -          -          -          -         -        6.00%
Fixed interest rate loans           59,924     10,920      5,238     28,234      7,233     2,817     114,366   114,733
   Average interest rate              7.65%      7.97%      8.66%      7.36%      7.32%     6.96%       7.62%
Variable interest rate loans        37,314     17,945      20,684    10,889     20,636    13,936     121,404   121,759
   Average interest rate              5.59%      7.85%      7.45%      7.42%      7.40%     7.11%       6.89% --------
                                 ---------    -------    -------    -------    -------   -------    --------
Total earning assets               101,179     29,237     26,667     54,743     31,883    19,723     263,432   264,766
                                 ---------    -------    -------    -------    -------   -------    --------   -------

Rate Sensitive Liabilities
Interest-bearing demand          $  59,549    $     -    $     -    $     -    $     -   $     -    $ 59,549  $ 59,549
   Average interest rate               .49%         -          -          -          -         -         .49%        -
Savings                             29,267          -          -          -          -         -      29,267    29,267
   Average interest rate               .71%         -          -          -          -         -         .71%
Time deposits                       65,349     26,592      8,923      1,827      1,385         -     104,076   108,289
   Average interest rate              3.40%      4.32%     3.98%       3.82%      5.25%        -        3.58%
Repurchase agreements and
   federal funds purchased           3,507          -          -          -          -         -       3,507     3,507
   Average interest rate%             2.00%         -          -          -          -         -        2.00%
Trust preferred securities               -          -          -          -          -     4,836       4,836     4,836
   variable rate                         -          -          -          -          -      5.17%       5.17%
Fixed interest rate FHLB advances      408        441        477      3,803          -         -       5,129     5,458
   Average interest rate              6.04%      6.04%      6.04%      6.04%         -%        -        6.04% --------
                                 ---------    -------    -------    -------    -------   -------    --------
Total interest bearing liabilities 158,080     27,033      9,400      5,630      1,385     4,836     255,192   259,734
                                 ---------    -------    -------    -------    -------   -------    --------  --------

Interest rate sensitivity gap    $ (56,901)   $ 2,204    $17,267    $49,113    $30,498   $14,887    $  8,240
                                 =========    =======    =======    =======    =======   =======    ========
Cumulative interest rate
   sensitivity gap               $ (56,901)  $(54,697)  $(37,430)   $11,683    $42,181   $ 8,240
                                 =========   ========   ========    =======    =======   =======

13.

Principal/notional amount as of December 31, 2001 maturing in:

                                                                                                                Fair
                                      2002       2003       2004       2005       2006  Thereafter    Total     Value
                                      ----       ----       ----       ----       ----  ----------    -----     -----
                                                                     (In thousands)
Rate Sensitive Assets
Federal funds sold               $   8,290    $     -    $     -    $     -    $     -   $     -    $  8,290  $   8,290
   Average interest rate              1.50%         -          -          -          -         -           -
Fixed interest rate securities       5,786          -      4,143      2,128      8,142       421      20,620     20,836
   Average interest rate              5.14%         -       5.24%      5.12%      5.85%     5.52%       5.44%
Tax-exempt fixed rate securities       316      1,056        697        757        716     1,426       4,968      5,133
   Average interest rate              5.94%      4.45%      5.24%      4.43%      5.32%     6.50%       5.37%
FHLB stock                           2,504          -          -          -          -         -       2,504      2,504
   Average interest rate              6.00%         -          -          -          -         -        6.00%
FRB stock                              480          -          -          -          -         -         480        480
   Average interest rate              6.00%         -          -          -          -         -        6.00%
Fixed interest rate loans           10,049      7,152     16,476     15,321     19,348    25,715      94,061     95,792
   Average interest rate              9.99%      9.13%      8.57%      8.43%      8.01%     7.58%       8.35%
Variable interest rate loans        62,814     13,629     15,553     19,955      5,968     2,769     120,688    122,869
   Average interest rate              5.35%      9.03%      8.11%      8.23%      8.71%     9.19%       6.85% ---------
                                 ---------    -------    -------    -------    -------   -------    --------
Total earning assets                90,239     21,837     36,869     38,161     34,174    30,331     251,611    255,904
                                 ---------    -------    -------    -------    -------   -------    --------  ---------

Rate Sensitive Liabilities
Interest-bearing demand          $  57,699    $     -    $     -    $     -    $     -   $     -    $ 57,699  $  57,699
   Average interest rate              1.19%         -          -          -          -          -       1.19%
Savings                             25,192          -          -          -          -          -     25,192     25,192
   Average interest rate              1.50%         -          -          -          -          -       1.50%
Time deposits                       73,044     20,995     10,920      1,095        975          -    107,029    109,503
   Average interest rate              4.28%      5.67%      6.00%      4.64%      4.64%         -       4.69%
Securities sold under  agreements
   to repurchase                     1,889          -          -          -          -          -      1,889      1,889
   Average interest rate%             1.54%         -          -          -          -          -       1.54%
Trust preferred securities               -          -          -          -          -      4,850      4,850      4,850
   variable rate                         -          -          -          -          -       6.02%      6.02%
Fixed interest rate FHLB advances      376        407        441        477      3,804          -      5,505      5,510
   Average interest rate              6.04%      6.04%      6.04%      6.04%      6.04%         -       6.04% ---------
                                 ---------    -------    -------    -------    -------    -------   --------
Total interest bearing liabilities 158,200     21,402      1,361      1,572      4,779      4,850    202,164    204,643
                                 ---------    -------    -------    -------    -------    -------   --------  ---------

Interest rate sensitivity gap    $ (67,961)   $   435    $25,508    $36,589    $29,395   $ 25,487   $ 49,447
                                 =========    =======    =======    =======    =======   ========   ========

Cumulative interest rate
   sensitivity gap               $ (67,961)  $(67,526)  $(42,018)   $(5,429)   $23,966   $ 49,447
                                 =========   ========   ========    =======    =======   ========

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its

14.

critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company’s critical accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements.

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

15.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the Pavilion Bancorp, Inc.‘s consolidated financial statements and related information appearing in this Annual Report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present Pavilion Bancorp’s financial position and results of operations and were prepared in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company’s financial statements, amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

Pavilion Bancorp, Inc. maintains a system of internal controls designed to provide reasonable assurance that all assets are safeguarded and financial records are reliable for preparing the consolidated financial statements. The Company complies with laws and regulations relating to safety and soundness which are designated by the FDIC and other appropriate federal banking agencies. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of this control system. The effectiveness of internal controls is monitored by a program of internal audit. Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. Management believes that Pavilion Bancorp’s system provides the appropriate balance between costs of controls and the related benefits.

The independent auditors have audited the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent review of the fairness of the reported operating results and financial position. The Board of Directors of Pavilion Bancorp has an Audit Committee composed of four non-management Directors. The Committee meets periodically with the internal auditors and the independent auditors.

Douglas L. Kapnick Chairman and Chief Executive Officer	Loren V. Happel Chief Financial Officer

16.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Pavilion Bancorp, Inc.
Adrian, Michigan

We have audited the accompanying consolidated balance sheets of Pavilion Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pavilion Bancorp, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Grand Rapids, Michigan February 4, 2003	Crowe, Chizek and Company LLP

17.

PAVILION BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

                                                                                    2002                 2001
                                                                                    ----                 ----
ASSETS
Cash and due from banks                                                      $      11,222,644    $      15,986,998
Federal funds sold                                                                           -            8,290,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                11,222,644           24,276,998

Securities available for sale                                                       25,215,853           25,969,241
Federal Home Loan Bank stock, at cost                                                2,503,700            2,503,700
Federal Reserve Bank stock, at cost                                                    493,350              480,000

Loans held for sale                                                                  1,473,300              416,600
Loans receivable, net of allowance for loan losses:
  $2,659,935 - 2002; $2,200,157 - 2001                                             233,048,728          212,589,534
Premises and equipment, net                                                          6,314,240            6,611,126
Accrued interest receivable                                                          1,867,988            1,877,744
Mortgage servicing rights                                                            2,715,011            2,065,958
Other assets                                                                         2,431,180            1,485,761
                                                                             -----------------    -----------------

         Total assets                                                        $     287,285,994    $     278,276,662
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                     $      48,827,584    $      45,487,597
     Interest bearing                                                              192,892,537          189,919,417
                                                                             -----------------    -----------------
         Total deposits                                                            241,720,121          235,407,014

Borrowed funds                                                                       8,635,176            7,394,232
Accrued interest payable                                                               506,603              849,994
Other liabilities                                                                    2,254,464            1,618,466
Guaranteed preferred beneficial interests in the Corporation's
         subordinated debentures (Note 9 - Trust Preferred Securities)               5,000,000            5,000,000
Common stock subject to repurchase obligation in ESOP                                4,100,407            4,444,244
                                                                             -----------------    -----------------
         Total liabilities                                                         262,216,771          254,713,950

Shareholders' equity
     Common stock and paid-in capital, no par
       value:  3,000,000 shares authorized; shares
       issued and outstanding:  831,182 - 2002; 848,537 - 2001                       9,711,476           10,186,534
     Retained earnings                                                              15,254,440           13,124,430
     Accumulated other comprehensive income                                            103,307              251,748
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 25,069,223           23,562,712
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     287,285,994    $     278,276,662
                                                                             =================    =================

See accompanying notes to consolidated financial statements.

18.

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002, 2001 and 2000

                                                                 2002                2001                2000
                                                                 ----                ----                ----
Interest and dividend income
     Loans receivable, including fees                       $    17,785,876     $    19,284,332    $     19,267,973
     Taxable securities                                             911,175             975,860             850,100
     Nontaxable securities                                          202,868             247,890             289,436
     Federal funds sold                                              88,331             255,321             166,828
     Dividend income                                                173,911             208,194             229,023
     Other                                                           19,757              40,911              47,993
                                                            ---------------     ---------------    ----------------
         Total interest and dividend income                      19,181,918          21,012,508          20,851,353

Interest expense
     Deposits                                                     5,365,835           7,779,154           7,853,587
     Trust preferred securities                                     292,697              26,345                   -
     Other borrowed funds                                           370,148             392,862             856,797
                                                            ---------------     ---------------    ----------------
         Total interest expense                                   6,028,680           8,198,361           8,710,384
                                                            ---------------     ---------------    ----------------

Net interest income                                              13,153,238          12,814,147          12,140,969
     Provision for loan losses                                      953,000             388,000              30,000
                                                            ---------------     ---------------    ----------------

Net interest income after provision for
  loan losses                                                    12,200,238          12,426,147          12,110,969

Noninterest income
     Service charges and fees                                     1,887,831           1,362,691             980,745
     Net gains on loan sales                                      4,839,085           2,715,924             651,733
     Loan servicing fees, net of amortization                    (1,159,165)           (290,590)            107,109
     Gain on sale of securities                                       8,838                   -                   -
     Other                                                          398,155             363,256             324,282
                                                            ---------------     ---------------    ----------------
                                                                  5,974,744           4,151,281           2,063,869

Noninterest expense
     Salaries and employee benefits                               8,456,260           7,188,368           5,018,659
     Occupancy and equipment                                      2,367,665           2,067,338           1,588,555
     Printing, postage  and supplies                                490,457             420,637             312,674
     Professional and outside services                              399,198             563,213             391,617
     Mobile banking costs                                           448,227             425,563             341,658
     Receivable financing services                                  201,938             249,149             296,733
     Other                                                        1,628,955           1,268,030           1,463,633
                                                            ---------------     ---------------    ----------------
                                                                 13,992,700          12,182,298           9,413,529
                                                            ---------------     ---------------    ----------------

Income before income taxes                                        4,182,282           4,395,130           4,761,309
     Income tax expense                                           1,326,940           1,352,058           1,556,376
                                                            ---------------     ---------------    ----------------

Net income                                                  $     2,855,342     $     3,043,072    $      3,204,933
                                                            ===============     ===============    ================

Basic earnings per share                                    $          3.39     $          3.58    $           3.75
                                                            ===============     ===============    ================

Diluted earnings per share                                  $          3.37     $          3.54    $           3.71
                                                            ===============     ===============    ================

See accompanying notes to consolidated financial statements.

19.

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2002, 2001 and 2000

                                                       Common                               Accumulated
                                                      Stock and                                Other               Total
                                                       Paid-In           Retained          Comprehensive       Shareholders'
                                                       Capital           Earnings          Income (Loss)          Equity
                                                       -------           --------          -------------          ------

Balance January 1, 2000                            $  10,430,303       $   8,352,940      $     (334,282)     $    18,448,961

Comprehensive income:
    Net income                                                             3,204,933                                3,204,933
    Unrealized gains (losses) on securities                                                      454,418
    Tax effect                                                                                  (154,539)
                                                                                          --------------
       Total other comprehensive income                                                          299,879              299,879
                                                                                          --------------      ---------------
          Total comprehensive income                                                                                3,504,812
                                                                                                              ---------------

Change in common stock subject to repurchase            (787,470)                                                    (787,470)

Retirement of stock - 3,441 shares                      (151,405)                                                    (151,405)

Proceeds from sale of stock - 2,582 shares               117,065                                                      117,065

Stock option expense                                      23,465                                                       23,465

Cash dividends - $.94 per share                                             (802,450)                                (802,450)
                                                   -------------       -------------      --------------      ---------------

Balance December 31, 2000                              9,631,958          10,755,423             (34,403)          20,352,978

Comprehensive income:
    Net income                                                             3,043,072                                3,043,072
    Unrealized gains (losses) on securities                                                      433,327
    Tax effect                                                                                  (147,176)
                                                                                          --------------
       Total other comprehensive income                                                          286,151              286,151
                                                                                          --------------      ---------------
          Total comprehensive income                                                                                3,329,223
                                                                                                              ---------------

Change in common stock subject to repurchase             669,526                                                      669,526

Retirement of stock - 5,619 shares                      (284,286)                                                    (284,286)

Proceeds from sale of stock - 2,605 shares               132,855                                                      132,855

Stock option expense                                      36,481                                                       36,481

Cash dividends - $.80 per share                                             (674,065)                                (674,065)
                                                   -------------       -------------      --------------      ---------------

Balance December 31, 2001                             10,186,534          13,124,430             251,748           23,562,712

Comprehensive income:
    Net income                                                             2,855,342                                2,855,342
    Establish minimum pension liability                                                         (398,683)
    Unrealized gains (losses) on securities                                                      168,667
    Tax effect                                                                                    81,575
                                                                                          --------------
       Total other comprehensive income                                                         (148,441)            (148,441)
                                                                                          --------------      ---------------
          Total comprehensive income                                                                                2,706,901
                                                                                                              ---------------

Change in common stock subject to repurchase             343,837                                                      343,837

Retirement of stock - 21,423 shares                   (1,019,130)                                                  (1,019,130)

Proceeds from sale of stock - 2,044 shares               105,260                                                      105,260

Stock option expense                                      34,451                                                       34,451

Stock options exercised                                   60,524                                                       60,524

Cash dividends - $.86 per share                                             (725,332)                                (725,332)
                                                   -------------       -------------      --------------      ---------------

Balance December 31, 2002                          $   9,711,476       $  15,254,440      $      103,307      $    25,069,223
                                                   =============       =============      ==============      ===============

See accompanying notes to consolidated financial statements.

20.

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000

                                                                 2002                2001                2000
                                                                 ----                ----                ----
Cash flows from operating activities
     Net income                                             $     2,855,342     $     3,043,072    $      3,204,933
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                               902,923             804,504             690,753
         Stock option expense                                        34,451              36,481              23,465
         Provision for loan losses                                  953,000             388,000              30,000
         Net amortization and accretion on securities
           available for sale                                       291,654             102,372              69,728
         Net realized (gain) loss on sales of securities             (8,838)                  -                   -
         Amortization of mortgage servicing rights                1,782,696             790,896             314,534
         Loans originated for sale                             (230,040,837)       (156,501,748)        (37,696,914)
         Proceeds from sales of mortgage loans                  231,391,473         158,263,182          44,954,185
         Net gains on sales of mortgage loans                    (4,839,085)         (2,715,924)           (651,733)
     Net change in:
         Deferred loan origination fees                            (101,649)            (52,129)            (33,877)
         Accrued interest receivable                                  9,756              21,203            (322,668)
         Other assets                                               589,924           1,532,660            (481,094)
         Accrued interest payable                                  (343,391)            (95,797)            301,960
         Other liabilities                                          304,414             232,883             154,858
                                                            ---------------     ---------------    ----------------
              Net cash from operating activities                  3,781,833           5,849,655          10,558,130

Cash flows from investing activities
     Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                         18,135,401          10,207,721           4,087,858
         Sales of securities available for sale                   3,508,838                   -                   -
     Purchases of:
         Securities available for sale                          (21,005,000)        (16,525,000)                  -
         Federal Reserve Bank Stock                                 (13,350)           (120,000)                  -
         Premises and equipment, net                               (606,037)         (1,427,028)           (158,331)
     Net increase in loans                                      (22,982,728)         (1,552,221)        (26,951,438)
     Recoveries on loans charged-off                                151,316             103,993              87,547
                                                            ---------------     ---------------    ----------------
         Net cash from investing activities                     (22,811,560)         (9,312,535)        (22,934,364)

Cash flows from financing activities
     Net change in deposits                                       6,313,107          11,264,359          24,936,246
     Net change in short term borrowings                          1,617,356            (194,032)             80,917
     Proceeds from FHLB advances                                          -                   -          10,000,000
     Net proceeds from issuance of trust preferred securities             -           4,850,417                   -
     Repayment of FHLB advances                                    (376,412)           (347,886)        (18,321,521)
     Repurchase of common stock                                  (1,019,130)           (284,286)           (151,405)
     Issuance of common stock                                       105,260             132,855             117,065
     Stock options exercised                                         60,524                   -                   -
     Dividends paid                                                (725,332)           (674,065)           (802,450)
                                                            ---------------     ---------------    ----------------
         Net cash from financing activities                       5,975,373          14,747,362          15,858,852
                                                            ---------------     ---------------    ----------------

Net change in cash and cash equivalents                         (13,054,354)         11,284,482           3,482,618

Cash and cash equivalents at beginning of year                   24,276,998          12,992,516           9,509,898
                                                            ---------------     ---------------    ----------------

Cash and cash equivalents at end of year                    $    11,222,644     $    24,276,998    $     12,992,516
                                                            ===============     ===============    ================

Supplemental schedule of noncash activities
     Transfer from:
         Loans to foreclosed real estate                    $     1,520,867     $       839,840    $        126,318
         Portfolio loans to loans held for sale                           -                   -           9,592,343
         Loans held for sale to portfolio loans                           -                   -           2,447,377

     Cash paid for:
         Interest                                           $     6,372,071     $     8,294,158    $      8,408,424
         Income taxes                                             1,599,000             836,000           1,147,000

See accompanying notes to consolidated financial statements.

21.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

The accounting and reporting policies of Pavilion Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (the Banks), conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following describes the significant accounting and reporting policies which are employed in the preparation of the consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, Lenawee Capital Trust I, the Banks and Bank of Lenawee ‘s wholly owned subsidiaries, Pavilion Mortgage Company and Pavilion Financial Services. All significant intercompany balances and transactions have been eliminated in consolidation.

Lenawee Capital Trust I (“Capital Trust”) was formed in December 2001. All of the common securities of this special purpose trust are owned by the Company. The Trust exists solely to issue trust preferred securities. For financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of the Company. The Trust Preferred Securities are presented as a separate line item on the consolidated balance sheet.

Nature of Operations, Industry Segments and Concentrations of Credit Risk: The Company is a two-bank holding company which conducts limited business activities. The Banks perform the majority of the business activities.

The Banks provide a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in their service area. They maintain a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit. Pavilion Mortgage Company originates personal mortgage loans, and the majority of the mortgage loans originated are sold on the secondary market. While the Company’s chief decision maker monitors the revenue stream of various Company products and services, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated into one operating segment.

The principal market for the Banks’ financial services are the Michigan communities in which the Banks are located and the areas immediately surrounding these communities. The Banks serve these markets through their offices located in Lenawee, Hillsdale and Washtenaw Counties in Michigan.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights and fair values of securities and other financial instruments are particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, federal funds sold and commercial paper with original maturities of 90 days or less. Cash flows are reported, net, for customer loan and deposit transactions, and borrowed funds with original maturities of 90 days or less.

(Continued)

22.

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as available for sale when they might be sold before maturity. Ssuuch securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost.

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

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

(Continued)

23.

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Other Real Estate Owned: Real estate properties acquired through or instead of foreclosure are initially recorded at fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Other real estate owned amounts to $1,783,000 and $879,000 at December 31, 2002 and 2001 and are included in other assets.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: A defined benefit pension plan covers substantially all employees, with benefits based on years of service and compensation prior to retirement. Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. The Company records a minimum pension liability when the Company’s accumulated benefit obligation exceeds the fair value of plan assets by reducing accumulated other comprehensive income, net of tax. Profit-sharing and 401(k) plan expense is the amount contributed as determined by Board decision.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income unless options granted have an exercise price that is less than the market price of the underlying common stock at date of grant. During 2001 and 2000, stock options were granted with exercise prices that were less than the fair market value of the underlying common stock as of the grant date; therefore, the Company is recording compensation expense for the difference between the strike price and fair market value of the underlying common stock as of the respective grant dates for the 2001 and 2000 stock option grants. Accordingly compensation expense for these stock options has been recorded during 2002, 2001 and 2000 based on the vesting schedules of the related stock options. Compensation expense for stock options was $34,000, $36,000 and $23,000 during 2002, 2001 and 2000. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(Continued)

24.

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (Continued)

                                                                2002              2001               2000
                                                                ----              ----               ----

       Net income as reported                              $    2,855,342    $     3,043,072    $    3,204,933
       Less:  Stock-based compensation expense
         determined under fair value based method                  61,002             69,534            53,808
                                                           --------------    ---------------    --------------

       Proforma net income                                 $    2,794,340    $     2,973,538    $    3,151,125
                                                           ==============    ===============    ==============

       Basic earnings per share as reported                $         3.39    $          3.58    $         3.75
       Proforma basic earnings per share                             3.32               3.50              3.69

       Diluted earnings per share as reported                        3.37               3.54              3.71
       Proforma diluted earnings per share                           3.29               3.46              3.64

The pro forma effects are computed using option pricing models, using the following weighted average assumptions as of grant date for the years ended December 31, 2002, 2001 and 2000:

                                                                   2002              2001               2000
                                                                   ----              ----               ----

       Risk-free interest rate                                      4.78%              4.88%             6.64%
       Expected option life                                       8 years            8 years           8 years
       Expected dividend yield                                      1.38%              1.44%             1.35%
       Expected stock price volatility                             22.92%             23.16%            20.92%

The weighted average fair value of stock options granted was $16.69, $20.18 and $24.86 for 2002, 2001 and 2000.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. No valuation allowance was needed as of December 31, 2002 and 2001.

Earnings and Dividends Per Share: Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation (depreciation) on securities available for sale, net of tax, and the change in the Company’s minimum pension liability, net of tax, which are also recognized as a separate component of shareholders’ equity.

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

(Continued)

25.

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance-sheet financial instruments does not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 2 — SECURITIES

Year-end securities available for sale were as follows:

                                                                     Gross             Gross
                                                   Fair           Unrealized        Unrealized
                                                   Value             Gains            Losses
                                                   -----             -----            ------
2002
----
     U. S. Treasury and
        government agencies                  $    18,710,181    $     204,836     $            -
     Obligations of states and
        political subdivisions                     4,380,088          261,462                  -
     Mortgage-backed securities                    2,125,584           83,625                  -
                                             ---------------    -------------     --------------

                                             $    25,215,853    $     549,923     $            -
                                             ===============    =============     ==============

                                                                     Gross             Gross
                                                   Fair           Unrealized        Unrealized
                                                   Value             Gains            Losses
                                                   -----             -----            ------
2001
----
     U. S. Treasury and
        government agencies                  $    18,064,679    $     180,506     $       (1,490)
     Obligations of states and
        political subdivisions                     5,132,785          164,693                  -
     Mortgage-backed securities                    2,771,777           37,547                  -
                                             ---------------    -------------     --------------

                                             $    25,969,241    $     382,746     $       (1,490)
                                             ===============    =============     ==============

(Continued)

26.

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at year-end 2002 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                                       Fair
                                                                                       Value
                                                                                       -----

     Due in one year or less                                                      $      961,297
     Due from one to five years                                                       21,105,002
     Due from five to ten years                                                          576,286
     Due after ten years                                                                 447,684
                                                                                  --------------
                                                                                      23,090,269
     Mortgage-backed securities                                                        2,125,584
                                                                                  --------------

                                                                                  $   25,215,853
                                                                                  ==============

Sales of securities available for sale were:

                                                            2002               2001                2000
                                                            ----               ----                ----

     Proceeds from sales                             $      3,508,838    $          -         $           -
     Gross gains from sales                                     8,838               -                     -
     Gross losses from sales                                        -               -                     -

In addition to Federal Home Loan Bank (FHLB) stock, securities with a fair value of approximately $4,030,000 and $5,023,000 at year-end 2002 and 2001 were pledged to secure, public deposits, repurchase agreements and U.S. Treasury demand notes. Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders’ equity. At year-end 2002 and 2001, fair value of securities issued by the state of Michigan and all its political subdivisions totaled $3,953,000 and $4,714,000.

NOTE 3 – LOANS RECEIVABLE

Year-end loans receivable are as follows:

                                                                                2002                 2001
                                                                                ----                 ----

     Commercial                                                          $    152,854,003     $    123,306,677
     Agricultural                                                              30,578,909           31,764,155
     Real Estate Mortgage                                                      10,081,177           17,408,540
     Real Estate Construction                                                   9,013,211            7,318,226
     Consumer                                                                  33,242,400           34,951,480
                                                                         ----------------     ----------------
       Gross loans receivable                                                 235,769,700          214,749,078
     Deferred loan origination fees/costs, net                                    (61,037)              40,613
     Allowance for loan losses                                                 (2,659,935)          (2,200,157)
                                                                         ----------------     ----------------

       Net loans receivable                                              $    233,048,728     $    212,589,534
                                                                         ================     ================

(Continued)

27.

NOTE 3 – LOANS RECEIVABLE (Continued)

Certain directors and executive officers of the Company, including associates of such persons, were loan customers of the Company during 2002 and 2001. A summary of aggregate related party loan activity for loans aggregating $60,000 or more to any related party is as follows:

                                                                                2002                 2001
                                                                                ----                 ----

     Balance at January 1                                                $      3,876,891     $      2,441,625
     New loans                                                                  6,174,454            4,840,600
     Repayments                                                                (6,713,026)          (3,489,144)
     Other adjustments                                                            (78,794)              83,810
                                                                         ----------------     ----------------

     Balance at December 31                                              $      3,259,525     $      3,876,891
                                                                         ================     ================

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

                                                             2002                 2001                2000
                                                             ----                 ----                ----

     Beginning balance                                 $      2,200,157    $       2,287,438    $      4,646,484
     Loan charge-offs                                          (644,538)            (579,274)         (2,476,593)
     Loan recoveries                                            151,316              103,993              87,547
                                                       ----------------    -----------------    ----------------
         Net loan charge-offs                                  (493,222)            (475,281)         (2,389,046)
     Provision for loan losses                                  953,000              388,000              30,000
                                                       ----------------    -----------------    ----------------

     Ending balance                                    $      2,659,935    $       2,200,157    $      2,287,438
                                                       ================    =================    ================

Impaired loans were as follows:

                                                             2002                 2001                2000
                                                             ----                 ----                ----
     Year-end loans with no allowance for
       loan losses allocated                           $         54,000    $               -    $              -
     Year-end loans with allowance for loan
       losses allocated                                       1,119,000              652,000             325,000
                                                       ----------------    -----------------    ----------------

     Total impaired loans                              $      1,173,000    $         652,000    $        325,000
                                                       ================    =================    ================

     Amount of the allowance allocated                 $        153,000    $         367,000    $        106,000

     Average of impaired loans during the year                1,195,000              433,000           1,946,000

     Interest income recognized during
       impairment                                               101,000                5,000              49,000

     Cash-basis interest income recognized                       75,000                1,000              14,000

(Continued)

28.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans were as follows:

                                                                 2002                2001
                                                                 ----                ----

     Loans past due over 90 days still on accrual      $        949,000    $       1,046,000
     Nonaccrual loans                                           648,000              230,000

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

NOTE 5 — LOAN SERVICING

Loans serviced for others are not reported as assets. These loans totaled $300,255,000 and $227,205,000 at year-end 2002 and 2001. Related escrow balances were $632,000 and $459,000 at year-end 2002 and 2001.

Activity for capitalized mortgage servicing rights was as follows:

                                                              2002                2001               2000
                                                              ----                ----               ----
     Servicing rights:
         Beginning of year                              $      2,065,958    $      1,515,924    $    1,335,419
         Additions                                             2,431,749           1,340,930           495,039
         Amortization                                         (1,782,696)           (790,896)         (314,534)
                                                        ----------------    ----------------    --------------

         End of year                                    $      2,715,011    $      2,065,958    $    1,515,924
                                                        ================    ================    ==============

There was no valuation allowance at year-end 2002, 2001 or 2000 for mortgage servicing rights.

NOTE 6 — PREMISES AND EQUIPMENT

Year-end premises and equipment consist of:

                                                                                  2002               2001
                                                                                  ----               ----

     Land                                                                  $         697,001    $      669,812
     Buildings and improvements                                                    6,950,416         6,873,193
     Furniture and equipment                                                       6,984,371         6,527,324
                                                                           -----------------    --------------
         Total cost                                                               14,631,788        14,070,329
     Accumulated depreciation                                                     (8,317,548)       (7,459,203)
                                                                           -----------------    --------------

                                                                           $       6,314,240    $    6,611,126
                                                                           =================    ==============

(Continued)

29.

NOTE 7 — DEPOSITS

At year-end 2002, stated maturities of time deposits were as follows, for the years ending December 31:

                  2003                                                     $      65,349,430
                  2004                                                            26,592,262
                  2005                                                             8,923,313
                  2006                                                             1,826,533
                  2007                                                             1,384,450
                                                                           -----------------

                                                                           $     104,075,988
                                                                           =================

Time deposits exceeding $100,000 were approximately $37,137,000 and $41,964,000 at year-end 2002 and 2001.

At year-end 2002, stated maturities of time deposits exceeding $100,000 were as follows:

                  In 3 months or less                                      $      17,491,183
                  Over 3 through 6 months                                          6,917,298
                  Over 6 through 12 months                                         3,240,731
                  Over 12 months                                                   9,487,906
                                                                           -----------------

                                                                           $      37,137,118
                                                                           =================

Related party deposits were $1,081,000 and $756,000 at year-end 2002 and 2001.

NOTE 8 — BORROWED FUNDS

Repurchase Agreements

Information concerning repurchase agreements is summarized as follows:

                                                                                    2002              2001
                                                                                    ----              ----

Amount outstanding at year-end                                               $     2,216,604    $    1,889,248
Weighted average interest rate at year-end                                             1.38%              1.54%
Average daily balance during the year                                        $     2,851,826    $    2,145,855
Weighted average interest rate during the year                                         1.98%              2.76%
Maximum month-end balance during the year                                    $     3,653,102    $    4,615,219

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances totaled $5,128,572 and $5,504,984 at year-end 2002 and 2001. The balance at both year-ends consisted of one fixed rate advance with an interest rate of 6.04%. The Company has additional borrowing capacity at the FHLB as well as some borrowing capacity with correspondent banks.

(Continued)

30.

NOTE 8 — BORROWED FUNDS (Continued)

Pursuant to collateral agreements with the Federal Home Loan Bank, in addition to Federal Home Loan stock, advances are secured under a blanket lien arrangement by qualified 1-to-4 family mortgage loans with a carrying value of approximately $10,689,000 and $13,176,000 at year-end 2002 and 2001.

At year-end 2002, scheduled principal reductions on the advance were as follows for the years ending December 31:

                                                                               2002
                                                                               ----

                  2003                                                   $       407,278
                  2004                                                           440,675
                  2005                                                           476,810
                  2006                                                         3,803,809
                                                                         ---------------

                      Total FHLB advances                                $     5,128,572
                                                                         ===============

Borrowed funds include $1,290,000 of federal funds purchased as of December 31, 2002, and these borrowings matured in January of 2003. There were no federal funds purchased as of December 31, 2001.

NOTE 9 – TRUST PREFERRED SECURITIES

In December 2001, Lenawee Capital Trust I (“Capital Trust”), a wholly owned subsidiary of the Company, closed a pooled private offering of 5,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of Capital Trust are the junior subordinated debentures of the Company and payment thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Capital Trust under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at a variable rate of interest and are included in interest expense in the consolidated financial statements. The variable rate of interest is equal to the sum of the six month London Interbank Offered Rate and 3.75% with a maximum rate of 11.0% during the first five years, and the rate of interest is equal to 5.17% as of December 31, 2002. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2002 and 2001, the outstanding principal balance of the Trust Preferred Securities was $5,000,000. The principal balance of the Trust Preferred Securities are presented as a liability in the financial statements.

The trust preferred securities, which mature December 8, 2031, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference plus accrued but unpaid distributions. The subordinated debentures are redeemable prior to the maturity date at the option of the Company on or after December 8, 2006 at their principal amount plus accrued but unpaid interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 5 consecutive years

NOTE 10 — INCOME TAXES

Income tax expense consists of:

                                                            2002               2001             2000
                                                            ----               ----             ----

     Current                                          $     1,255,086    $    1,189,935     $      753,556
     Deferred                                                  71,854           162,123            802,820
                                                      ---------------    --------------     --------------
         Total                                        $     1,326,940    $    1,352,058     $    1,556,376
                                                      ===============    ==============     ==============

(Continued)

31.

Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows:

                                                            2002              2001               2000
                                                            ----              ----               ----

     Statutory rates                                  $     1,421,976    $    1,494,344     $    1,618,845
     Increase (decrease) from:
         Tax-exempt securities income                         (89,050)         (108,880)          (105,095)
         Non-deductible interest expense                        4,280             8,766             15,615
         Other, net                                           (10,266)          (42,172)            27,011
                                                      ---------------    --------------     --------------

                                                      $     1,326,940    $    1,352,058     $    1,556,376
                                                      ===============    ==============     ==============

Year-end deferred tax assets and liabilities consist of:

                                                            2002              2001
                                                            ----              ----
     Deferred tax assets
         Allowance for loan losses                    $       654,745    $      503,356
         Net deferred loan fees                               214,356           216,207
         Pension expense                                       77,481            32,187
         Minimum pension liability                            135,552                 -
         Other                                                 75,190            74,716
                                                      ---------------    --------------
              Total deferred tax assets                     1,157,324           826,466
                                                      ---------------    --------------
     Deferred tax liabilities
         Depreciation                                        (293,568)         (305,330)
         Mortgage servicing rights                           (923,104)         (644,182)
         Net unrealized gains on securities
           available for sale                                (188,772)         (129,688)
                                                      ---------------    --------------
              Total deferred tax liabilities               (1,405,444)       (1,079,200)
                                                      ---------------    --------------
     Net deferred tax asset (liability)               $      (248,120)   $     (252,734)
                                                      ===============    ==============

(Continued)

32.

NOTE 11 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the years ended is presented below:

                                                                2002              2001               2000
Basic earnings per share                                        ----              ----               ----
     Net income available to common
       shareholders                                        $    2,855,342    $     3,043,072    $    3,204,933
                                                           ==============    ===============    ==============

     Weighted average common shares
       outstanding                                                841,947            849,833           853,910
                                                           ==============    ===============    ==============

         Basic earnings per share                              $    3.39          $  3.58           $   3.75
                                                               =========          =======           ========

Diluted earnings per share
     Net income available to common
       shareholders                                        $    2,855,342    $     3,043,072    $    3,204,933
                                                           ==============    ===============    ==============

     Weighted average common shares
       outstanding                                                841,947            849,833           853,910
     Add:  Dilutive effects of exercise of
       stock options                                                6,174              9,554            10,881
                                                           --------------    ---------------    --------------

     Weighted average common and dilutive
       potential common shares outstanding                        848,121            859,387           864,791
                                                           ==============    ===============    ==============

     Diluted earnings per share                                $    3.37          $  3.54           $   3.71
                                                               =========          =======           ========

Stock options for 20,120 shares of common stock were not considered in computing diluted earnings per common share for 2002 because these options were not dilutive. All stock options outstanding were dilutive during 2001 and 2000.

(Continued)

33.

NOTE 12 — EMPLOYEE BENEFITS

Defined Benefit Plan

Information about the pension plan was as follows.

                                                                                   2002               2001
                                                                                   ----               ----
     Change in benefit obligation:
         Beginning benefit obligation                                        $     2,179,093    $    1,958,501
         Service cost                                                                180,930           146,675
         Interest cost                                                               157,242           138,067
         Actuarial (gain) loss                                                       239,102              (589)
         Benefits paid                                                               (62,891)          (63,561)
                                                                             ---------------    --------------

         Ending benefit obligation                                           $     2,693,476    $    2,179,093
                                                                             ===============    ==============

     Change in plan assets, at fair value:
         Beginning plan assets                                               $     1,627,333    $    1,444,811
         Actual return                                                              (149,669)          (67,809)
         Employer contribution                                                       262,384           313,892
         Benefits paid                                                               (62,891)          (63,561)
                                                                             ---------------    --------------

         Ending plan assets                                                  $     1,677,157    $    1,627,333
                                                                             ===============    ==============

     Net amount recognized:
         Funded status                                                       $    (1,016,319)   $     (551,760)
         Unrecognized net actuarial loss                                           1,044,315           585,855
         Unrecognized transition obligation                                            4,108             8,213
         Minimum pension liability                                                  (398,683)                -
         Unrecognized prior service cost                                               5,390             8,099
                                                                             ---------------    --------------

         Prepaid (accrued) benefit cost                                      $       361,189    $       50,407
                                                                             ===============    ==============

The components of pension expense and related actuarial assumptions were as follows.

                                                               2002               2001               2000
                                                               ----               ----               ----

     Service cost                                          $      180,930    $       146,675    $      154,300
     Interest cost                                                157,242            138,067           122,931
     Expected return on plan assets                              (112,919)          (103,156)          (94,578)
     Amortization of prior service cost                             2,709              2,709             2,709
     Amortization of transition obligation                          4,105              4,105             4,105
     Recognized net actuarial loss                                 43,230             17,435            12,141
     Special termination benefit loss                                   -                  -            65,300
                                                           --------------    ---------------    --------------

         Net pension expense                               $      275,297    $       205,835    $      266,908
                                                           ==============    ===============    ==============

     Discount rate on benefit obligation                          6.75%               7.25%              7.5%
     Long-term expected rate of return on plan assets               8.0%               8.0%              8.0%
     Rate of compensation increase                                  5.0%               5.0%              5.0%

(Continued)

34.

NOTE 12 — EMPLOYEE BENEFITS (continued)

Accumulated other comprehensive income was decreased by $263,000, net of tax effects, to recognize the Company’s minimum pension liability at December 31, 2002.

ESOP and 401(k) Plan

The Company maintains an employee stock ownership plan (ESOP) covering employees hired before January 1, 1995. On January 1, 1995, the Company ceased making contributions to the ESOP.

At year-end 2002 and 2001, the ESOP held 78,103 and 86,296 shares of the Company’s stock, all of which is allocated to employees. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at the most recent appraised value in accordance with the terms and conditions of the plan. As such, these shares are classified as a liability in the financial statements. The appraisal value of the shares held by the ESOP was $4,100,000 and $4,444,000 at year-end 2002 and 2001.

The ESOP plan includes a 401(k) provision. Employees may elect to contribute up to 15% of their salaries, and the Company will match 100% of the contribution up to 2% of the eligible salaries. Expense relating to the 401(k) provision was $110,000, $119,000 and $97,000 in 2002, 2001 and 2000.

(Continued)

35.

NOTE 12 — EMPLOYEE BENEFITS (Continued)

Stock Option Plan

Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Information about options available for grant and options granted follows:

                                                                                                     Weighted-
                                                                                                      Average
                                                          Available               Options            Exercise
                                                          For Grant             Outstanding            Price
                                                          ---------             -----------            -----

Balance at January 1, 2000                                   27,460                 22,160              25.14
     Options issued                                          (5,720)                 5,720              44.00
                                                       ------------            -----------        -----------
Balance at December 31, 2000                                 21,740                 27,880              29.01
     Expiration of non-granted options                      (21,740)                     -                  -
     Options approved                                        50,000                      -                  -
     Options issued                                          (7,200)                 7,200              51.00
                                                       ------------            -----------        -----------
Balance at December 31, 2001                                 42,800                 35,080              33.53
     Options issued                                          (7,200)                 7,200              51.50
     Options exercised                                            -                 (2,024)             22.90
     Options forfeited                                        1,496                 (1,496)             45.92
                                                       ------------            -----------        -----------
Balance at December 31, 2002                                 37,096                 38,760         $    36.94
                                                       ============            ===========        ===========

Options exercisable at year-end are as follows:

                                                                                            Weighted-
                                                                                             Average
                                                                        Number of           Exercise
                                                                         Options              Price
                                                                         -------              -----

                         2002                                              20,052        $     27.88
                         2001                                              16,176              24.52
                         2000                                               9,964              22.25

Options outstanding at year-end 2002 were as follows:

                                   ---------------Outstanding----------------       -------Exerciseable-------
                                                   Weighted
                                                    Average         Weighted                         Weighted
Range of                                           Remaining         Average                          Average
Exercise                                          Contractual       Exercise                         Exercise
Prices                              Number           Life             Price          Number            Price
------                              ------           ----             -----          ------            -----

$18-$25                               14,600              4.0         $21.40            13,412           $21.08
$36-$44                               10,560              6.6         $40.00             5,280           $39.20
$51-$52                               13,600              8.8         $51.25             1,360           $51.00
                                   ---------                                         ---------

Outstanding at year end               38,760              6.4         $36.94            20,052           $27.88
                                   =========                                         =========

(Continued)

36.

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

At year-end 2002 and 2001, reserves of $2,699,000 and $3,308,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

The Company has the following commitments outstanding at year-end:

                                                                                 2002                2001
                                                                                 ----                ----

     Commitments to extend credit                                          $    59,819,000     $    56,017,000
     Credit card arrangements                                                    3,220,000           3,023,000
     Standby letters of credit                                                   1,870,000           2,197,000
                                                                           ---------------     ---------------

                                                                           $    64,909,000     $    61,237,000
                                                                           ===============     ===============

Commitments outstanding as of December 31, 2002 include fixed rate commitments totaling $22,827,000, and the majority of these fixed rate commitments have interest rates ranging from 6% to 9%.

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

NOTE 14 — PARENT CORPORATION CONDENSED

The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Banks. The Banks are subject to certain restrictions on the amount of dividends they may declare without prior regulatory approval. At December 31, 2002, approximately $11,900,000 of the Banks’ retained earnings is available for transfer in the form of dividends without prior approval from regulatory agencies.

Following are condensed parent corporation financial statements.

(Continued)

37.

NOTE 14 – PARENT CORPORATION CONDENSED (Continued)

                                             CONDENSED BALANCE SHEETS
                                            December 31, 2002 and 2001

                                                                                       2002               2001
                                                                                       ----               ----
Assets
Cash and cash equivalents                                                         $    1,516,614    $     4,814,693
Securities available for sale                                                            372,961            621,133
Investment in subsidiaries                                                            32,481,854         27,764,249
Other                                                                                    173,758            158,235
                                                                                  --------------    ---------------

     Total assets                                                                 $   34,545,187    $    33,358,310
                                                                                  ==============    ===============

Liabilities and Shareholders' Equity
Trust preferred securities                                                        $    5,000,000    $     5,000,000
Other                                                                                    375,557            351,354
Common stock subject to repurchase obligation in ESOP                                  4,100,407          4,444,244
Shareholders' equity                                                                  25,069,223         23,562,712
                                                                                  --------------    ---------------

     Total liabilities and shareholders' equity                                   $   34,545,187    $    33,358,310
                                                                                  ==============    ===============

                                          CONDENSED STATEMENTS OF INCOME
                                             Years ended December 31,

                                                                      2002              2001               2000
                                                                      ----              ----               ----

Dividends from subsidiaries                                    $    1,300,000     $    4,375,000    $     1,200,000
Interest on securities                                                 22,625             29,363             38,183
Interest on trust preferred securities                               (292,697)           (26,345)                 -
Other expenses                                                        (79,004)           (44,559)          (118,318)
                                                               --------------     --------------    ---------------

Income before equity in undistributed income
  of subsidiary banks                                                 950,924          4,333,459          1,119,865

Equity (excess) in undistributed net income of
  subsidiaries                                                      1,868,688         (1,290,387)         2,085,068
                                                               --------------     --------------    ---------------

Income before income taxes                                          2,819,612          3,043,072          3,204,933

Income tax expense (benefit)                                          (35,730)                 -                  -
                                                               --------------     --------------    ---------------

Net income                                                     $    2,855,342     $    3,043,072    $     3,204,933
                                                               ==============     ==============    ===============

(Continued)

38.

NOTE 14 — PARENT CORPORATION CONDENSED (Continued)

                                          CONDENSED STATEMENTS OF INCOME
                                             Years ended December 31,

                                                                     2002            2001              2000
                                                                     ----            ----              ----
Operating activities
Net income                                                     $    2,855,342    $   3,043,072    $   3,204,933
Adjustments to reconcile net income to net cash
  provided by operating activities
     (Equity) excess in undistributed net income of
       subsidiaries                                                (1,868,688)       1,290,387       (2,085,068)
     Net amortization of investment securities                           (118)           1,420            4,100
     Stock option expense                                              34,451           36,481           23,465
     Other                                                              7,319          271,982           87,862
                                                               --------------    -------------    -------------
         Net cash from operating activities                         1,028,306        4,643,342        1,235,292

Investing Activities
     Investment in banking subsidiaries                            (3,000,000)      (5,000,000)               -
Activity in available for sale securities
     Maturities and calls                                             252,293          115,000          215,000
                                                               --------------    -------------    -------------
         Net cash from investing activities                        (2,747,707)      (4,885,000)         215,000

Financing Activities
Net proceeds from trust preferred securities                                -        4,850,417                -
Repurchase of common stock                                         (1,019,130)        (284,286)        (151,405)
Issuance of common stock                                              105,260          132,855          117,065
Stock options exercised                                                60,524                -                -
Dividends paid                                                       (725,332)        (674,065)        (802,450)
                                                               --------------    -------------    -------------
     Net cash from financing activities                            (1,578,678)       4,024,921         (836,790)
                                                               --------------    -------------    -------------

Net change in cash and cash equivalents                            (3,298,079)       3,783,263          613,502

Beginning cash and cash equivalents                                 4,814,693        1,031,430          417,928
                                                               --------------    -------------    -------------

Ending cash and cash equivalents                               $    1,516,614    $   4,814,693    $   1,031,430
                                                               ==============    =============    =============

(Continued)

39.

NOTE 15 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The estimated year-end fair values of financial instruments were:

                                                          2 0 0 2                              2 0 0 1
                                                          -------                              -------
                                                Carrying                            Carrying
                                                 Amount           Fair Value         Amount            Fair Value
                                                 ------           ----------         ------            ----------
Financial assets:
----------------

Cash and cash equivalents                 $     11,222,644    $    11,223,000     $   24,276,998    $    24,277,000
Securities available for sale                   25,215,853         25,216,000         25,969,241         25,969,000
Federal Home Loan Bank stock                     2,503,700          2,504,000          2,503,700          2,504,000
Federal Reserve Bank stock                         493,350            493,000            480,000            480,000
Loans held for sale                              1,473,300          1,473,000            416,600            416,000
Loans, net                                     233,048,728        233,832,000        212,589,534        216,501,000
Accrued interest receivable                      1,867,988          1,868,000          1,877,744          1,878,000
Mortgage servicing rights                        2,715,011          2,715,000          2,065,958          2,066,000

Financial liabilities:
---------------------

Demand and savings deposits               $   (137,644,133)   $  (137,644,000)    $ (128,377,476)   $  (128,377,000)
Time deposits                                 (104,075,988)      (108,289,000)      (107,029,538)      (109,503,000)
Borrowed funds                                  (8,635,176)        (8,964,000)        (7,394,232)        (7,399,000)
Trust preferred securities                      (5,000,000)        (5,000,000)        (5,000,000)        (5,000,000)

(Continued)

40.

NOTE 16 — REGULATORY MATTERS

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

The Company and both banks were categorized as well capitalized at year-end. Actual and required capital levels (in millions) and ratios were:

                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                     Minimum Required              Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
2002
----
Total capital (to risk weighted assets)
   Consolidated                           $  36.7    14.6%           $ 20.2      8.0%          $ 25.2     10.0%
   Bank of Lenawee                           27.8    14.0              15.9      8.0             19.9     10.0
   Bank of Washtenaw                          7.2    13.7               4.2      8.0              5.3     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              34.1    13.5              10.1      4.0             15.1      6.0
   Bank of Lenawee                           25.7    12.9               8.0      4.0             12.0      6.0
   Bank of Washtenaw                          6.7    12.6               2.1      4.0              3.2      6.0
Tier 1 capital (to average assets)
   Consolidated                              34.1    12.0              11.3      4.0             14.2      5.0
   Bank of Lenawee                           25.7    10.6               9.7      4.0             12.2      5.0
   Bank of Washtenaw                          6.7    10.9               2.4      4.0              3.1      5.0

2001
----
Total capital (to risk weighted assets)
   Consolidated                           $  34.9    15.3%           $ 18.3      8.0%          $ 22.9     10.0%
   Bank of Lenawee                           25.2    12.8              15.8      8.0             19.8     10.0
   Bank of Washtenaw                          4.5    14.6               2.5      8.0              3.1     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              32.6    14.3               9.1      4.0             13.7      6.0
   Bank of Lenawee                           23.3    11.8               7.9      4.0             11.9      6.0
   Bank of Washtenaw                          4.2    13.6               1.2      4.0              1.9      6.0
Tier 1 capital (to average assets)
   Consolidated                              32.6    11.9              11.0      4.0             13.7      5.0
   Bank of Lenawee                           23.3     9.2              10.1      4.0             12.6      5.0
   Bank of Washtenaw                          4.2    12.1               1.4      4.0              1.7      5.0

(Continued)

41.

NOTE 16 — REGULATORY MATTERS (Continued)

Regulatory capital includes trust preferred securities issued by Lenawee Capital Trust I in December 2001 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of the Company to 25% of total Tier 1 capital. At year-end 2002 and 2001, all of the trust preferred securities were included as Tier 1 capital of the Company.

NOTE 17 — QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 Interest        Net Interest            Net             Earnings per Share
                                  Income            Income             Income          Basic             Diluted
                                  ------            ------             ------          -----             -------
2002
----
     First quarter            $    4,781,000    $     3,180,000    $      747,000    $     0.88      $     0.87
     Second quarter                4,686,000          3,140,000           560,000          0.66            0.66
     Third quarter                 4,871,000          3,376,000           668,000          0.80            0.79
     Fourth quarter                4,844,000          3,457,000           880,000          1.05            1.05

2001
----
     First quarter            $    5,409,000    $     3,135,000    $      733,000    $     0.86      $     0.85
     Second quarter                5,419,000          3,165,000           723,000          0.85            0.84
     Third quarter                 5,220,000          3,270,000           767,000          0.90            0.89
     Fourth quarter                4,964,000          3,244,000           820,000          0.97            0.96

(Continued)

42.

COMMON STOCK INFORMATION

There is a limited market for the Company’s common stock, which is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol PVLN. There are occasional sales through brokers and direct sales by shareholders of which the Company’s management is aware.

The following table sets forth the range of high and low sales prices of the Company’s Common Stock during 2002, 2001, and 2000, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                     Cash
                                          Sales Prices (1)                  Dividends Declared (1)
                                          ----------------                  ----------------------
             2002                      High                Low
             ----                      ----                ---
First Quarter...............          $50.50             $46.00                     0.20
Second Quarter..............          $50.00             $38.00                     0.22
Third Quarter...............          $42.00             $35.00                     0.22
Fourth Quarter..............          $43.50             $40.65                     0.22

             2001                      High                Low
             ----                      ----                ---
First Quarter...............          $64.00             $50.00                     0.20
Second Quarter..............          $63.00             $53.00                     0.20
Third Quarter...............          $60.25             $56.00                     0.20
Fourth Quarter..............          $56.00             $47.75                     0.20

             2000                      High                Low
             ----                      ----                ---
First Quarter...............          $72.50             $65.00                     0.34
Second Quarter..............          $67.50             $62.50                     0.20
Third Quarter...............          $65.00             $60.00                     0.20
------------------------------        $67.50             $60.00                     0.20
Fourth Quarter..............

(1)     Adjusted for all stock splits.

The prices quoted above were obtained from the Bloomberg System. The over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission.

There are 3,000,000 shares of the Company’s common stock authorized, of which 831,182 shares were issued and outstanding as of December 31, 2002. There were approximately 598 shareholders of record, including trusts and shares jointly owned, as of that date.

The holders of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have been paid four times annually. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Banks, along with other relevant factors. The Company’s principal source of funds for cash dividends is the dividends paid by the Banks. The ability of the Company and the Banks to pay dividends is subject to regulatory restrictions and requirements.

43.

Exhibit 21

Subsidiaries of Registrant

Name	Ownership	Incorporation

Bank of Lenawee	100%	Michigan

Bank of Washtenaw	100%	Michigan

Lenawee Financial Services, Inc.	100% by Bank of Lenawee	Michigan

Pavilion Mortgage Company	100% by Bank of Lenawee	Michigan

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Pavilion Bancorp, Inc. on Form S-8 (File Nos. 333-86636 of our report dated February 4, 2003 on the 2002 Consolidated Financial Statements of Pavilion Bancorp, Inc., which report is included in the 2002 Annual Report on Form 10-K of Pavilion Bancorp, Inc.

CROWE, CHIZEK AND COMPANY LLP

Grand Rapids, Michigan
March 18, 2003

EXHIBIT 99-1

I, Douglas L. Kapnick, Interim Chief Executive Officer of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

       (2)        the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: March 18, 2003

/s/ Douglas L. Kapnick Douglas L. Kapnick Chairman and Chief Executive Officer

EXHIBIT 99-2

I, Loren V. Happel, Chief Financial Officer of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

       (2)        the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc..

Dated: March 18, 2003

/s/ Loren V. Happel Loren V. Happel Financial Officer