Form 10-Q
period 2003-03-31
PAVILION BANCORP INC
filed 2003-05-15
CIK 1112477

FORM 10-Q
Securities and Exchange Commission
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #000-30521

Pavilion Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3088340 (I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

As of May 6, 2003 there were 820,380 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

ITEM NO.	DESCRIPTION	PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Financial Statements (Condensed and Unaudited)
(a)    Report of Independent Accountants
(b)    Condensed Consolidated Balance Sheets
(c)    Condensed Consolidated Statements of Income and Comprehensive Income
(d)    Condensed Consolidated Statements of Cash Flows
(e)    Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures	3 4 5 6 7 10 15 15

PART II -OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	16 16 16 16 16 16
Signatures Certifications for Quarterly Report on Form 10-Q Exhibits		18 19 21

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. as of March 31, 2003, and the related condensed consolidated statements of income and comprehensive income and the statement of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pavilion Bancorp, Inc. as of December 31, 2002, and the related consolidated statement of income, consolidated statement of changes in shareholders’ equity and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated February 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Crowe, Chizek and Company LLP

Grand Rapids, Michigan
May 12, 2003

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b) CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,
In thousands of dollars, except share data                                                2003        December 31,
                                                                                       (unaudited)        2002
                                                                                       -----------        ----
ASSETS
Cash and due from banks                                                               $      9,784     $     11,223
Federal funds sold                                                                           1,900                -
                                                                                      ------------     ------------
     Total cash and cash equivalents                                                        11,684           11,223

Securities available for sale                                                               24,707           25,216
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            501              493
Loans held for sale                                                                          5,054            1,473
Loans receivable, net of allowance for loan losses                                         237,232          233,049
Premises and equipment, net                                                                  6,167            6,314
Accrued interest receivable                                                                  2,032            1,868
Mortgage servicing asset                                                                     2,827            2,715
Other assets                                                                                 1,247            2,431
                                                                                      ------------     ------------

     Total assets                                                                     $    293,955     $    287,286
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                              $     49,585     $     48,827
     Interest bearing                                                                      200,076          192,893
                                                                                      ------------     ------------
         Total deposits                                                                    249,661          241,720

Borrowed funds                                                                               7,093            8,635
Accrued interest payable                                                                       492              507
Other liabilities                                                                            2,463            2,255
Trust preferred securities                                                                   5,000            5,000
Common stock subject to repurchase obligation in ESOP                                        4,100            4,100
                                                                                      ------------     ------------
     Total liabilities                                                                     268,809          262,217

Shareholders' equity
     Common stock and paid-in capital, no par value                                          9,290            9,712
     Retained earnings                                                                      15,927           15,254
     Accumulated other comprehensive income (loss),
       net of tax                                                                              (71)             103
                                                                                      ------------     ------------
         Total shareholders' equity                                                         25,146           25,069
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    293,955     $    287,286
                                                                                      ============     ============

See accompanying notes to consolidated financial statements.

(c) CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME AND COMPREHENSIVE INCOME (unaudited)

                                                                                           Three Months Ended
In thousands of dollars, except per share data                                                  March 31,
                                                                                      -----------------------------
                                                                                           2003           2002
                                                                                           ----           ----
Interest and dividend income
     Loans receivable, including fees                                                 $      4,331     $      4,372
     Securities                                                                                283              388
     Federal funds sold and other                                                               18               21
                                                                                      ------------     ------------
         Total interest and dividend income                                                  4,632            4,781

Interest expense
     Deposits                                                                                1,059            1,448
     Federal Home Loan Bank advances                                                            46               78
     Other                                                                                      77               75
                                                                                      ------------     ------------
         Total interest expense                                                              1,182            1,601
                                                                                      ------------     ------------

Net interest income                                                                          3,450            3,180
     Provision for loan losses                                                                 140              106
                                                                                      ------------     ------------

Net interest income after provision for loan losses                                          3,310            3,074

Noninterest income
     Service charges and fees                                                                  471              619
     Gains on loan sales                                                                     1,608              536
     Loan servicing fees, net of amortization                                                 (498)              (4)
     Other                                                                                     (83)             196
                                                                                      ------------     ------------
                                                                                             1,498            1,347
Noninterest expense
     Salaries and employee benefits                                                          2,115            1,985
     Occupancy and equipment                                                                   562              590
     Other                                                                                     886              745
                                                                                      ------------     ------------
                                                                                             3,563            3,320
                                                                                      ------------     ------------

Income before income tax                                                                     1,245            1,101
     Income tax expense                                                                        389              354
                                                                                      ------------     ------------

Net income                                                                            $        856     $        747
                                                                                      ============     ============

Comprehensive income                                                                  $        682     $        632
                                                                                      ============     ============
Basic earnings per share                                                              $       1.03     $        .88
                                                                                      ============     ============
Diluted earnings per share                                                            $       1.03     $        .87
                                                                                      ============     ============
Dividends per share                                                                   $        .22     $        .20
                                                                                      ============     ============

See accompanying notes to consolidated financial statements.

(d) CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS (unaudited)

                                                                                           Three Months Ended
In thousands of dollars                                                                         March 31,
                                                                                      -----------------------------
                                                                                           2003           2002
                                                                                           ----           ----
Cash flows from operating activities
     Net income                                                                       $        856      $       747
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          215              224
         Provision for loan losses                                                             140              106
         Net amortization and accretion on securities
           available for sale                                                                   88               72
         Amortization of mortgage servicing rights                                             686              144
         Loans originated for sale                                                         (75,547)         (34,801)
         Proceeds from sale of mortgage loans                                               72,776           34,987
         Net gains on sales of mortgage loans                                               (1,608)            (676)
     Net change in:
         Accrued interest receivable                                                          (164)            (152)
         Other assets                                                                        1,336             (484)
         Accrued interest payable                                                              (15)             (38)
         Other liabilities                                                                     298               11
                                                                                      ------------      -----------
              Net cash from operating activities                                              (939)             140
                                                                                      ------------      -----------

Cash flows from investing activities
     Securities available for sale:
         Maturities, calls and principal payments                                            3,157            3,117
         Purchases                                                                          (3,000)          (7,725)
     Purchase of Federal Reserve Bank stock                                                     (8)               -
     Net premises and equipment expenditures                                                   (68)            (240)
     Net increase in loans                                                                  (4,475)            (517)
                                                                                      ------------      -----------
              Net cash from investing activities                                            (4,394)          (5,365)
                                                                                      ------------      -----------

Cash flows from financing activities
     Net change in deposits                                                                  7,941           (2,303)
     Net change in borrowed funds                                                           (1,542)             492
     Change in shareholders' equity                                                           (605)            (111)
                                                                                      ------------      -----------
              Net cash from financing activities                                             5,794           (1,922)
                                                                                      ------------      -----------

Net change in cash and cash equivalents                                                        461           (7,147)

Cash and cash equivalents at beginning of period                                            11,223           24,277

Cash and cash equivalents at end of period                                            $     11,684      $    17,130
                                                                                      ============      ===========

     Cash paid for:
         Interest                                                                     $      1,197      $     1,654
         Income taxes                                                                            -              180

See accompanying notes to consolidated financial statements.

(e) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Pavilion Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (together "the Banks"). Bank of Lenawee includes its wholly-owned subsidiaries, Pavilion Financial Services and Pavilion Mortgage Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a two-bank holding company which conducts limited business activities. The Banks perform the majority of the Company's business activities.

The Banks provide a range of banking services to individuals, commercial businesses, light industries and municipal entities located in their service areas. Each bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer traditional bank deposit products, including checking, savings, money market savings, individual retirement accounts, certificates of deposit as well as a mobile banking courier service.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three months ended March 31, 2003 and 2002 is presented below:

                                                                                    2003                 2002
                                                                                    ----                 ----
      Basic earnings per share
      ------------------------
      Net income available to common shareholders                                 $  856,000         $  747,000
                                                                                  ==========         ==========
      Weighted average common shares outstanding                                     828,517            849,620
                                                                                  ==========         ==========
      Basic earnings per share                                                    $    1.03          $     0.88
                                                                                  ==========         ==========

      Diluted earnings per share
      --------------------------
      Net income available to common shareholders                                 $  856,000         $  747,000
                                                                                  ==========         ==========
      Weighted average common shares outstanding                                     828,517            849,620
      Add:  Dilutive effects of exercise of stock options                              5,216              7,505
                                                                                  ----------         ----------
      Weighted average common and dilutive
        potential shares outstanding                                                 833,733            857,125
                                                                                  ==========         ==========
      Diluted earnings per share                                                  $    1.03          $     0.87
                                                                                  ==========         ==========

NOTE 4 – ACCOUNTING FOR STOCK BASED COMPENSATION

Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income, for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three months ending March 31, 2003 and 2002 was not significant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              2003                     2002
                                                                              ----                     ----

Net income as reported                                                     $      856               $      747

Less:  Stock-based compensation
  expense determined under fair value
  based method                                                             $       16               $       23
                                                                           ----------               ----------

Pro forma net income                                                       $      840               $      724
                                                                           ==========               ==========

Basic earnings per share as reported                                       $     1.03               $      .88
Pro forma basic earning per share                                                1.00                      .85

Diluted earnings per share as reported                                           1.03                      .87
Pro forma diluted earnings per share                                             1.00                      .84

The weighted average fair value of stock options granted during the three months ended March 31, 2003 and 2002 were $10.15 and $16.69. The fair value of options granted during the three months ended March 31, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                                          2003                  2002
                                                                          ----                  ----

     Risk free rate of interest                                           3.58%                 4.78%
     Expected option life                                                 8 years               8 years
     Expected dividend yield                                              1.96%                 1.38%
     Expected volatility                                                 22.74%                22.92%

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and have varying vesting schedules.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002.

FINANCIAL CONDITION

Cash and cash equivalents
Cash and cash equivalents of $11.7 million declined a slight 4%, or $461,000, during the first three months of 2003 reflective of routine daily fluctuation.

Securities
Securities available for sale declined $509,000 during the first quarter of 2003. Maturities, calls and principal repayments of securities available for sale were offset by the purchase of $3 million of like investments during the period. The mix of the securities portfolio remains relatively unchanged from period to period over the long term.

Loans
During the first three months of 2003, loans, net of allowance for loan losses, remained relatively stable growing $4.2 million, or 2%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. Over the long term, the trend continues toward an increased portion of business loans.

Credit Quality
The Company continues to monitor the asset quality of the loan portfolio utilizing a loan review officer who, combined with external loan review specialists, periodically submits reports to the Chief Lending Officer and to the Board of Directors regarding the credit quality of each loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Company’s loan portfolios.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans (but not included in (1) or (2) above) which consist of loan arrangements under the Business Manager program. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company’s classifications of nonperforming loans are generally consistent with loans identified as impaired. Management has been successful in a concerted effort to relieve the Company of the majority its other real estate holdings and reducing its other asset balances outstanding.

The chart below shows the makeup of the Company’s nonperforming assets by type, in thousands of dollars, as of March 31, 2003 and 2002, and December 31, 2002.

                                                                            3/31/02       12/31/02        3/31/02
                                                                            -------       --------        -------

     Nonaccrual Loans                                                      $    595       $    648       $    263
     90 days or more past due & still accruing                                1,495            949          1,800
                                                                           --------       --------       --------
          Total nonperforming loans                                           2,090          1,597           2063
     Other real estate                                                          643          1,783          1,888
                                                                           --------       --------       --------
          Total nonperforming assets                                       $  2,733       $  3,380       $  3,951
                                                                           ========       ========       ========

     Nonperforming loans as a percent of total loans                           .87%           .68%           .96%
     Nonperforming assets as a percent of total loans                         1.14%          1.43%          1.84%
     Nonperforming loans as a percent of the allowance for loan losses
                                                                            101.04%         60.05%         93.95%

The Company increased its provision for loan losses over the same period in 2002 based on management’s assessment of the allowance for loan losses. The provision provides for probable incurred losses in the current portfolio over time. Near term activity is expected to remain similarly moderate in proportion as experienced this quarter. Activity in the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2003 and 2002 follows:

                                                                                        2003              2002
                                                                                        ----              ----

     Balance at beginning of period                                                    $ 2,660          $ 2,200
     Loan charge-offs net of recoveries                                                    (95)             (96)
     Provision charged to operations                                                       140              106
     Balance at end of period                                                          $ 2,705          $ 2,210

Deposits
Total deposits increased 3.3% during the quarter to $250 million at March 31, 2003 from $242 million at December 31, 2002. This increase is considered to be normal and stable deposit activity. Management anticipates similar deposit growth during the remainder of 2003 as a result of continued expansion in the Company’s new and existing markets as well as an outcome of the economic effect of current Federal Reserve monetary policy.

Liquidity
The Company’s average federal funds sold position increased slightly during the first quarter of 2003 compared to year end 2002. The increase is mainly attributable to deposit growth. Borrowings declined slightly during the first quarter of 2003, and management anticipates loan and deposit growth will cause continued variation in the short-term funds position of the Company. The Company has a number of additional liquidity sources should the need arise, and management presently has no concerns as to the liquidity position of the Company.

Capital Resources
At March 31, 2003 and December 31, 2002, equity capital increased $77,000. This increase is primarily the result of our net income for the three months ended March 31, 2003 offset by dividends declared during the three months ended March 31, 2003, the repurchase of 10,750 shares of common stock and a decline in the market value of the Company’s available for sale securities. The Company repurchases shares of its own stock from time to time according to the merit and value of prevailing market conditions. We monitor the capital levels of the Company and the Banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At March 31, 2003 and December 31, 2002, the Company and the Banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

Results of Operations

Net Income
Net income increased 14.6%, basic earnings per share increased from $.88 to $1.03 and dividends per share increased 10% to $.22 when comparing the results of the first three months of 2003 to the same period in 2002.

Net Interest Income
The yield on interest earning assets decreased for the quarter ended March 31, 2003 as compared to the same period in the prior year primarily as a result of the general decline in industry rates during fiscal year 2002. The cost of funds on interest bearing liabilities also decreased for the quarter ended March 31, 2003 as compared to the same period during the prior year due to the continued declining rate environment. While interest rates have decreased, the Company has been able to maintain the net interest margin by decreasing the cost of funds at a rate proportional to the decline of yields on assets. Despite the economic challenges that have been presented during the first three months of 2003, the Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the three month periods ended March 31, 2003 and 2002.

Dollars in thousands                                  3/31/2003                                 3/31/2002
                                                      ---------                                 ---------
                                        Average       Interest                    Average       Interest
                                      Outstanding      Earned/     Yield/       Outstanding      Earned/     Yield/
                                        Balance         Paid        Rate          Balance         Paid        Rate
                                        -------         ----        ----          -------         ----        ----
Interest earning assets:
Loans (1)                            $   237,441     $     4,331      7.30%    $   212,388    $     4,372      8.23%
Investment securities (2) (3)             26,615             283      4.25%         32,772            388      4.74%
Federal funds sold and other               5,545              18      1.30%          5,916             21      1.42%
                                     -----------     -----------               -----------    -----------
     Total int. earning assets           269,601           4,632      6.87%        251,076          4,781      7.62%

Interest bearing liabilities:
Interest bearing demand
  deposits                           $    60,266     $       131       .87%    $    58,348    $       178      1.22%
Savings deposits                          30,637              53       .69%         25,886             67      1.04%
Time deposits                            106,577             875      3.28%        103,646          1,203      4.64%
Other borrowings                          12,165             123      4.04%         12,369            153      4.95%
                                     -----------     -----------               -----------    -----------
     Total int. bearing liabilities      209,645           1,182      2.26%        200,249          1,601      3.20%

Net interest income (3)                              $     3,450                              $     3,180
                                                     ===========                              ===========
Net spread (3)                                                        4.61%                                    4.42%
                                                                      =====                                    =====
Net interest margin (3)                                               5.12%                                    5.05%
                                                                      =====                                    =====
Ratio of interest earning assets to
  interest bearing liabilities              1.29                                      1.25
                                     ===========                               ===========
(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the first quarter of 2003, noninterest income from banking products and services increased 11.2% as compared to the same period in 2002. Continued low interest rates over the course of the first quarter of 2003 resulted in increased originations of residential mortgage loans and, correspondingly, the Company's volume of loan sales. An increase in net gains on loan sales of $1.1 million was one of the factors contributing to the overall noninterest income growth. The significant decline in income from loan servicing fees, net of amortization is a result of the continued low interest rate environment and related impact on mortgage servicing rights. the Company continues to record additional amortization on mortgage servicing rights as a result of the low interest rate environment. Losses on sales of other real estate owned created the net loss of $83,000 in the category of other noninterest income during the first quarter of 2003. The Company continued to experience solid revenues from service charges and fees during the first quarter of 2003. The service fees and charges are below the same period in 2002 primarily due to a one-time increase of $283,000 in 2002.

Noninterest Expense
Noninterest expense has also increased over the same period of 2002. Total noninterest expense for the first three months of 2003 was 7.3% above the same period for 2002. An increase in salaries and employee benefits of approximately 6.5% was the primary factor contributing to the overall increase. This increase is primarily attributable to the larger than usual commissions paid to the mortgage origination staff as an incentive for larger volumes of mortgage loan sales.

Federal Income Tax
The 9.9% increase in federal income taxes during the first quarter of 2003 is directly related to the increase in income before income taxes.

Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk and liquidity risk. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has a limited exposure to commodity prices and land values related to agricultural loans. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to not be significant.

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2002, which information can be located in the Company’s annual report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2003, the Company's principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b)	Changes in Internal Controls. Such officers have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II
OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

ITEM 2 — CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 2003.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2003.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K):
	99.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	The Company has filed two reports on Form 8-K during the quarter ended March 31, 2003:
	(1)	An 8-K Report dated February 27, 2003, announcing the appointment of Richard J. DeVries as the new President and CEO of Bank of Lenawee.
	(2)	An 8-K Report dated January 31, 2003, filed a press release announcing fourth quarter 2002 earnings and a dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pavilion Bancorp, Inc.
Date: May 15, 2003	/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer
Date: May 15, 2003	/s/ Loren V. Happel Loren V. Happel Chief Financial Officer

CERTIFICATIONS

I, Douglas L. Kapnick, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003 /s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer

I Loren V. Happel , certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003 /s/ Loren V. Happel Loren V. Happel Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

I, Douglas L. Kapnick, Chief Executive Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: May 15, 2003

/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer

Exhibit 99.2

I, Loren V. Happel, Chief Financial Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: May 15, 2003

/s/ Loren V. Happel Loren V. Happel Chief Financial Officer