Form 10-Q
period 2003-06-30
PAVILION BANCORP INC
filed 2003-08-14
CIK 1112477

FORM 10-Q
Securities and Exchange Commission
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

As of August 4, 2003, there were 810,392 outstanding shares of the registrant’s common stock, no par value.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures	3 4 5 6 7 11 15 16

PART II -OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	17 17 17 17 18 18
Signatures Exhibits		19 20

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. as of June 30, 2003, the related condensed consolidated statements of income and comprehensive income for the quarter and year to date periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the year to date periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Crowe, Chizek and Company LLP

Grand Rapids, Michigan
August 4, 2003

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(b)	CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                        June 30,
In thousands of dollars                                                                   2003        December 31,
                                                                                       (unaudited)        2002
                                                                                       -----------        ----
ASSETS
Cash and due from banks                                                               $     11,613     $     11,223
Securities available for sale                                                               19,852           25,216
Federal Home Loan Bank stock, at cost                                                        2,504            2,504
Federal Reserve Bank stock, at cost                                                            572              493
Loans held for sale                                                                          4,633            1,473
Loans receivable, net of allowance for loan losses                                         255,072          233,049
Premises and equipment, net                                                                  5,997            6,314
Accrued interest receivable                                                                  1,732            1,868
Mortgage servicing asset                                                                     2,936            2,715
Other assets                                                                                   986            2,431
                                                                                      ------------     ------------

     Total assets                                                                     $    305,897     $    287,286
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                              $     58,144     $     48,827
     Interest bearing                                                                      199,572          192,893
                                                                                      ------------     ------------
         Total deposits                                                                    257,716          241,720

Borrowed funds                                                                              11,157            8,635
Accrued interest payable                                                                       436              507
Other liabilities                                                                            2,219            2,255
Trust preferred securities                                                                   5,000            5,000
Common stock subject to repurchase obligation in ESOP                                        3,799            4,100
                                                                                      ------------     ------------
     Total liabilities                                                                     280,327          262,217

Shareholders' equity
     Common stock and paid-in capital, no par value                                          8,999            9,712
     Retained earnings                                                                      16,590           15,254
     Accumulated other comprehensive income (loss),
       net of tax                                                                              (19)             103
                                                                                      ------------     ------------
         Total shareholders' equity                                                         25,570           25,069
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    305,897     $    287,286
                                                                                      ============     ============

See accompanying notes to condensed consolidated financial statements.

(c)	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

                                                                 Three Months Ended                Six Months Ended
In thousands of dollars, except per share data                        June 30,                         June 30,
                                                            ----------------------------     ----------------------------
                                                                2003           2002              2003            2002
                                                                ----           ----              ----            ----
Interest and dividend income
     Loans receivable, including fees                       $      4,455    $      4,327     $      8,786    $      8,699
     Securities available for sale                                   245             338              528             726
     Federal funds sold and other                                      8              21               26              42
                                                            ------------    ------------     ------------    ------------
Total interest and dividend income                                 4,708           4,686            9,340           9,467

Interest expense
     Deposits                                                      1,006           1,384            2,065           2,832
     Federal Home Loan Bank advances                                 103              77              149             155
     Other                                                            76              85              153             160
                                                            ------------    ------------     ------------    ------------
         Total interest expense                                    1,185           1,546            2,367           3,147
                                                            ------------    ------------     ------------    ------------

Net interest income                                                3,523           3,140            6,973           6,320
     Provision for loan losses                                       295             150              435             256
                                                            ------------    ------------     ------------    ------------

Net interest income after provision
  for loan losses                                                  3,228           2,990            6,538           6,064

Noninterest income
     Service charges and fees                                        470             522              941           1,141
     Gains on loan sales                                           2,210             423            3,818           1,099
     Loan servicing fees, net of amortization                       (758)             13           (1,256)              9
     Other                                                           (34)              1             (117)             57
                                                            ------------    ------------     ------------    ------------
                                                                   1,888             959            3,386           2,306

Noninterest expense
     Salaries and employee benefits                                2,374           1,860            4,489           3,845
     Occupancy and equipment                                         556             598            1,118           1,188
     Other                                                           922             666            1,808           1,412
                                                            ------------    ------------     ------------    ------------
Income before income tax                                           1,264             825            2,509           1,925
     Income tax expense                                              412             265              801             619
                                                            ------------    ------------     ------------    ------------

Net income                                                  $        852    $        560     $      1,708    $      1,306
                                                            ============    ============     ============    ============

Comprehensive income                                        $        904    $        750     $      1,586    $      1,381
                                                            ============    ============     ============    ============
Basic earnings per share                                    $       1.04    $        .66     $       2.07    $       1.54
                                                            ============    ============     ============    ============
Diluted earnings per share                                  $       1.03    $        .66     $       2.05    $       1.53
                                                            ============    ============     ============    ============
Dividends per share                                         $        .23    $        .22     $        .45    $        .42
                                                            ============    ============     ============    ============

See accompanying notes to condensed consolidated financial statements.

(d)	CONDENSED CONSOLIDATED STATEMENTS OFCASH FLOWS (unaudited)

                                                                                            Six Months Ended
In thousands of dollars                                                                         June 30,
                                                                                      -----------------------------
                                                                                           2003           2002
                                                                                           ----           ----
Cash flows from operating activities
     Net income                                                                       $      1,708     $      1,306
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation                                                                          424              447
         Provision for loan losses                                                             435              256
         Net amortization and accretion on securities
           available for sale                                                                  170              154
         Amortization of mortgage servicing rights                                           1,635              282
         Loans originated for sale                                                        (174,753)         (59,280)
         Proceeds from sale of mortgage loans                                              173,555           58,976
         Net gains on sales of mortgage loans                                               (3,818)          (1,099)
         Net gains on sales of securities                                                        -               (9)
     Net change in:
         Accrued interest receivable                                                           136               43
         Other assets                                                                        1,645             (948)
         Accrued interest payable                                                              (71)            (235)
         Other liabilities                                                                      30              499
                                                                                      ------------     ------------
              Net cash from operating activities                                             1,096              392
                                                                                      ------------     ------------

Cash flows from investing activities
     Proceeds from:
         Maturities, calls and principal payments on
           securities available for sale                                                    10,546           14,139
         Sales of securities available for sale                                                  -            3,500
     Purchases of:
         Federal Reserve Bank stock                                                            (79)               -
         Securities available for sale                                                      (5,540)         (15,105)
         Premises and equipment, net                                                          (107)            (361)
     Net increase in loans                                                                 (22,658)          (9,149)
                                                                                      ------------     ------------
              Net cash from investing activities                                           (17,838)          (6,976)

Cash flows from financing activities
     Net change in deposits                                                                 15,996            1,942
     Net change in borrowed funds and capital securities                                     2,522              588
     Change in shareholders' equity                                                         (1,386)            (835)
                                                                                      ------------     ------------
              Net cash from financing activities                                            17,132            1,695
                                                                                      ------------     ------------

Net change in cash and cash equivalents                                                        390           (4,889)

Cash and cash equivalents at beginning of period                                            11,223           24,277
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $     11,613     $     19,388
                                                                                      ============     ============

     Cash paid for:
         Interest                                                                     $      2,438     $      3,382
         Income taxes                                                                          345              505

See accompanying notes to condensed consolidated financial statements.

(e)	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Pavilion Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw (together the “Bank”). The Bank of Lenawee includes its wholly-owned subsidiaries, Pavilion Financial Services and Pavilion Mortgage Company (the “Mortgage Company”). It should be noted that the name changes to Pavilion Bancorp, Inc. and Pavilion Financial Services (previously Lenawee Bancorp, Inc. and Lenawee Financial Services) were approved by the shareholders on April 18, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a two-bank holding company which conducts limited business activities. The Banks perform the majority of the Company’s business activities.

The Banks provide a range of banking services to individuals, commercial businesses, light industries and municipal entities located in their service areas. Each bank maintains a diversified loan portfolio with loans to business enterprises for current operations and expansion and loans to individuals for home mortgages, automobiles and personal expenditures. The Banks offer traditional bank deposit products, including checking, savings, money market savings, individual retirement accounts, certificates of deposit as well as a mobile banking currier service.

NOTE 2 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pavilion Bancorp, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10 for the year ended December 31, 2002.

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and six months ended June 30, 2003 and 2002 is presented below in thousands, except for per share information:

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     ----------------------------    ------------------------------
                                                          2003            2002             2003            2002
                                                          ----            ----             ----            ----
Basic earnings per share
------------------------
Net income available to common shareholders          $        852     $        560    $      1,708     $      1,306
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    819              844             824              847
                                                     ============     ============    ============     ============
Basic earnings per share                             $       1.04     $        .66    $       2.07     $       1.54
                                                     ============     ============    ============     ============

Diluted earnings per share
--------------------------
Net income available to common shareholders          $        852     $        560    $      1,708     $      1,306
                                                     ============     ============    ============     ============
Weighted average common shares outstanding                    819              844             824              847
Add:  Dilutive effects of exercise of stock options             6                7              11                7
                                                     ------------     ------------    ------------     ------------
Weighted average common and dilutive
  potential shares outstanding                                825              851             835              854
                                                     ============     ============    ============     ============
Diluted earnings per share                           $       1.03     $        .66    $       2.05      $      1.53
                                                     ============     ============    ============     ============

NOTE 4 – ACCOUNTING FOR STOCK BASED COMPENSATION

Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income, for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three and six months ended June 30, 2003 and 2002 was not significant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                     2003             2002               2003            2002
                                                     ----             ----               ----            ----

Net income as reported                         $          852   $          560     $        1,708   $         1,306
(in thousands, except for per share information)
Less:  Stock-based compensation
 expense determined under fair value
 based method                                              16               15                 33                30
                                               --------------   --------------     --------------   ---------------

Pro forma net income                           $          836   $          545     $        1,675   $         1,276
                                               ==============   ==============     ==============   ===============

Basic earnings per share as reported           $         1.04   $          .66     $         2.07   $          1.54

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                         2003             2002             2003            2002
                                                         ----             ----             ----            ----

Pro forma basic earnings per share                        1.02              .65             2.03            1.51

Diluted earnings per share as reported                    1.03              .66             2.05            1.53
Pro forma diluted earnings per share                      1.01              .64             2.01            1.49

The weighted average fair value of stock options granted during the six months ended June 30, 2003 and 2002 were $10.15 and $16.69. The fair value of options granted during the six months ended June 30, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002.

FINANCIAL CONDITION

Securities
The principal balance of our securities portfolio decreased by $5.4 million during the first half of 2003. Purchases of securities totaling $5.5 million were offset by principal repayments on mortgage backed securities and maturities within the portfolio totaling $10.5 million. There were no sales of securities available for sale during the first six months of 2003. The securities portfolio has decreased as a result of the additional funds being used to fund loan growth.

Loans
Loan growth continued through the first half of 2003. During the first six months of 2003, annualized loan growth was 18.9%. The diversification of the types of loans in the loan portfolio continues to remain relatively unchanged from prior periods. Over the long term, the trend continues toward an increased portion of business loans.

In addition to the increase in portfolio loans, we continued to experience a significant increase in the volume of our residential mortgage loans sold into the secondary market when compared to the first half of 2002. The decrease in national market interest rates during the first half of 2003 has also caused an ongoing decline in mortgage interest rates through the first half of the year.

Credit Quality
We continue to monitor the asset quality of the loan portfolio utilizing loan review officers who, combined with external loan review specialists, periodically submit reports to the Chief Lending Officer and to the Board of Directors regarding the credit quality of each loan portfolio. This review is independent of the loan approval process. Also, we continue to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of our loan portfolios.

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

The chart below shows the makeup of our nonperforming assets by type, in thousands of dollars, as of June 30, 2003 and 2002, and December 31, 2002.

                                                                        6/30/2003      12/31/2002       6/30/2002

     Nonaccrual loans                                                  $       541    $        648     $        261
     90 days or more past due & still accruing                               1,443             949            1,325
                                                                       -----------    ------------     ------------
         Total nonperforming loans                                           1,984           1,597            1,586
     Other real estate                                                         472           1,783            1,900
                                                                       -----------    ------------     ------------
         Total nonperforming assets                                    $     2,456    $      3,380     $      3,486
                                                                       ===========    ============     ============

     Nonperforming loans as a percent of total loans                          .77%            .68%             .71%
     Nonperforming assets as a percent of total loans                         .95%           1.43%            1.56%
     Nonperforming loans as a percent of the allowance
       for loan losses                                                      68.77%          60.05%           68.33%

Total nonperforming assets decreased $924,000 or down 27% during the six months ended June 30, 2003. The decline is primarily attributable to the sales of real estate properties acquired in foreclosure.

Due to the challenging economic conditions during 2002 and the first half of 2003, we maintained our verification of the overall quality of the loan portfolio. We increased the provision for loan loss expense from $256,000 in the first six months of 2002 to $456,000 in 2003. This represents a 70% increase for the six month period ended June 30, 2003 when compared to the same period of the prior year as a result of the change in net charge-offs and nonperforming loans. The provision for loan losses provides for probable incurred losses inherent in the loan portfolio.

Deposits
Total deposit growth for the first half of 2003 was approximately $16 million or approximately 13.2% on an annualized basis. We believe the cause of the growth to be the impact of current Federal Reserve Monetary Policy creating a continued effect of the expansion of liquidity in both the local and national market. We also experienced moderate deposit growth during 2003 as a result of continued expansion into new and existing markets.

Capital Resources
At June 30, 2003 and December 31, 2002, equity capital totaled $25.6 and $25.1 million. This increase is primarily the result of the Company's net income for the six months ended June 30, 2003 partially offset by dividends declared during the six months ended June 30, 2003. Management monitors the capital levels of the Company and the banks to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. "Well capitalized" institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At June 30, 2003 and December 31, 2002, the Company and the banks exceeded all regulatory minimum capital requirements and are considered to be "well capitalized."

Liquidity
We anticipate that deposit and loan growth will cause continued variation in our short term federal funds position. We have a number of additional liquidity sources should the need arise, and we are comfortable with the Company's liquidity position.

Our federal funds sold position remained primarily neutral over the course of the first six months of 2003 with a June 30, 2003 and December 31, 2002 position of zero. The increased deposit funding was used for loan growth. The Company generally moves in and out of the federal funds market as liquidity needs vary.

Results of Operations

Net Income
Net income increased 30.8%, diluted earnings per share increased from $1.53 to $2.05 and dividends per share increased from $.42 to $.45 when comparing the results of the six months ended June 30, 2003 to the same period in 2002. Net income increased 52.1%, diluted earnings per share increased from $.66 to $1.03 and dividends per share increased from $.22 to $.23 when comparing the results of the three months ended June 30, 2003 to the same period in 2002.

The increase in net income for the three and six months ended June 30, 2003 when compared to the same periods of 2002, is primarily the result of increased refinancing of consumer mortgage loans and the respective gain on selling the loans to the secondary market.

Net Interest Income
The yield on interest earning assets decreased for the six months ended June 30, 2003 as compared to the same period last year primarily as a result of the general decline in industry rates during the first half of 2003 and the continued repricing of the Company's interest earning assets. The cost of funds on interest bearing liabilities decreased for the six months ended June 30, 2003 as compared to the same period during the prior year primarily as a result of the declining interest rate environment and the continued repricing of customer deposit accounts and borrowings. Despite the economic challenges that were presented during the past eighteen months, our net interest margin remains quite strong, and the we continue to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the six month periods ended June 30, 2003 and 2002.

Yield Analysis of Consolidated Average Assets and Liabilities

Dollars in thousands                                  6/30/2003                                 6/30/2002
                                                      ---------                                 ---------
                                        Average       Interest                    Average       Interest
                                      Outstanding      Earned/     Yield/       Outstanding      Earned/     Yield/
                                        Balance         Paid        Rate          Balance         Paid        Rate
                                        -------         ----        ----          -------         ----        ----

Interest earning assets:
Loans (1)                            $   244,572     $     8,786      7.18%    $   216,196    $     8,699      8.05%
Investment securities (2) (3)             23,641             528      4.47%         30,726            726      4.64%
Federal funds sold and other               4,868              26      1.07%          5,926             42      1.42%
                                     -----------     -----------               -----------    -----------
     Total int. earning assets           273,081           9,340      6.84%        252,848          9,467      7.49%

Interest bearing liabilities:
Interest bearing demand
  deposits                           $    59,099     $       257       .87%    $    55,487    $       355      1.28%
Savings deposits                          31,463             108       .69%         26,784            129       .96%
Time deposits                            107,447           1,700      3.16%        105,500          2,348      4.45%
Other borrowings                          11,715             302      5.16%         12,613            315      4.99%
                                     -----------     -----------               -----------    -----------
     Total int. bearing liabilities      209,724           2,367      2.26%        200,384          3,147      3.14%

Net interest income (3)                              $     6,973                              $     6,320
                                                     ===========                              ===========
Net spread (3)                                                        4.58%                                    4.35%
                                                                      =====                                    =====
Net interest margin (3)                                               5.11%                                    5.00%
                                                                      =====                                    =====
Ratio of interest earning assets to
  interest bearing liabilities              1.30                                      1.26
                                     ===========                               ===========

(1)     Non-accrual loans and overdrafts are included in the average balances of loans.
(2)     Includes Federal Home Loan Bank stock.
(3)     Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the three and six months ended June 30, 2003, total noninterest income had increased 96.9% and 46.8% as compared to the same periods in 2002. For the three and six months ended June 30, 2003, noninterest income from gains on mortgage loan sales increased 422.4% and 247.4% as compared to the same periods in 2002 as a result of record low national market interest rates. The sales of other real estate owned created the net loss in the category of other noninterest income during the first two quarters of 2003. Net losses on the disposal of other real estate owned were $109,000. The increased offset to income from loan servicing fees during 2003 is the result of continued low interest rates and the related impact of the accelerated amortization of mortgage servicing rights. We continue to recognize value for the servicing rights of new mortgage originations.

Noninterest Expense
Noninterest expense increased during the three and six months ended June 30, 2003 when compared to the same periods of 2002, reflecting the Company’s increased mortgage origination cost because of the increased volumes as well as continued growth and expansion of the traditional banking business.

Federal Income Tax
The Company’s changes in income tax expense continue to be relatively consistent with the Company’s change in income before income tax.

Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrows. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights.

Forward-Looking Statements
This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have not experienced a material change in our financial instruments that are sensitive to changes in interest rates since December 31, 2002, which information can be located in the Form 10 document.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

ITEM 2 — CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 2003.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 2003.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on April 17, 2003. At that meeting, the following matters were submitted to a vote of the shareholders. There were 822,800 voting shares outstanding on April 18, 2002. 615,281 shares or 75% voted as follows:

Directors Nominated for Terms Expiring in 2006: Edward J. Engle, Jr. J. David Stutzman	For 580,162 583,202	Against 34,919 31,879	Abstain 200 200
Selection of Auditors for 2003 Crowe, Chizek and Company LLC	For 592,506	Against 19,477	Abstain 3,298

        Consideration of shareholder’s proposal relating to executive compensation as described in the proxy statement.

Shareholder's Proposal	For 146,223	Against 456,832	Abstain 12,226

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K):
	31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Report s on Form 8-K during the quarter ended June 30, 2003:

Report on Form 8-K dated April 17, 2003, furnishing information on earnings for the quarter ended March 31, 2003 and dividend announcement.

Report on Form 8-K dated April 30, 2003, furnishing report to shareholders on the financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pavilion Bancorp, Inc.
Date: August 14, 2003	/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer
Date: August 14, 2003	/s/ Loren V. Happel Loren V. Happel Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: August 14, 2003

/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer

Exhibit 31.2

I, Loren V. Happel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: August 14, 2003

/s/ Loren V. Happel Loren V. Happel Chief Financial Officer

Exhibit 32.1

I, Douglas L. Kapnick, Chief Executive Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc..

Dated: August 14, 2003

/s/ Douglas L. Kapnick Douglas L. Kapnick Chief Executive Officer

Exhibit 32.2

I, Loren V. Happel, Chief Financial Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: August 14, 2003

/s/ Loren V. Happel Loren V. Happel Chief Financial Officer