Form 10-Q
period 2003-09-30
PAVILION BANCORP INC
filed 2003-11-14
CIK 1112477

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

As of November 6, 2003, there were 806,000 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

ITEM NO.	DESCRIPTION	PAGE NO.

PART I — FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(a) CONDENSED CONSOLIDATED BALANCE SHEETS In thousands of dollars	September 30, 2003 (unaudited)	December 31, 2002

ASSETS
Cash and due from banks	$11,093	$11,223
Federal Funds Sold	6,340	_______

Total Cash and Cash Equivalents	17,433	11,223

Securities available for sale	17,283	25,216
Federal Home Loan Bank stock, at cost	2,504	2,504
Federal Reserve Bank stock, at cost	603	493
Loans held for sale	651	1,473
Loans receivable, net of allowance for loan losses	261,446	233,049
Premises and equipment, net	5,978	6,314
Accrued interest receivable	1,881	1,868
Mortgage servicing asset	2,806	2,715
Other assets	906	2,431

Total Assets	$311,491	$287,286

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest bearing	$53,502	$48,827
Interest bearing	208,091	192,893

Total deposits	261,593	241,720

Borrowed funds	12,119	8,635
Accrued interest payable	503	507
Other liabilities	2,222	2,255
Trust preferred securities	5,000	5,000
Common stock subject to repurchase obligation in ESOP	3,799	4,100

Total liabilities	285,236	262,217

Shareholders' equity
Common stock and paid-in capital, no par value	8,822	9,712
Retained earnings	17,286	15,254
Accumulated other comprehensive income,
net of tax	147	103

Total shareholders' equity	26,255	25,069

Total liabilities and shareholders' equity	$311,491	$287,286

See accompanying notes to condensed consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (unaudited)	Three Months Ended		Nine Months Ended
In thousands of dollars, except per share data	September 30,		September 30,

	2003	2002	2003	2002

Interest and dividend income
Loans receivable, including fees	$4,619	$4,540	$13,405	$13,239
Securities available for sale	206	302	734	1,028
Federal funds sold and other	9	29	35	71

	4,834	4,871	14,174	14,338

Interest expense
Deposits	948	1,336	3,013	4,168
Federal Home Loan Bank advances	94	81	243	236
Other	80	78	233	238

Total interest expense	1,122	1,495	3,489	4,642

Net interest income	3,712	3,356	10,685	9,696
Provision for loan losses	184	417	619	673

Net interest income after provision
for loan losses	3,528	2,959	10,066	9,023

Noninterest income
Service charges and fees	479	583	1,420	1,721
Gains on loan sales	1,610	1,349	5,428	2,448
Loan servicing fees, net of amortization	(319)	(246)	(1,575)	(237)
Other	(13)	(34)	(130)	(23)

	1,757	1,652	5,143	3,958

Noninterest expense
Salaries and employee benefits	2,428	2,196	6,917	6,041
Occupancy and equipment	588	586	1,706	1,774
Other	966	830	2,774	2,242

	3,982	3,612	11,397	10,057

Income before income tax	1,303	999	3,812	2,924
Income tax expense	421	331	1,222	950

Net income	$882	$668	$2,590	$1,974

Comprehensive income	$66	$712	$2,634	$2,093

Basic earnings per share	$1.09	$.80	$3.16	$2.34

Diluted earnings per share	$1.08	$.79	$3.15	$2.32

Dividends per share	$.23	$.22	$.68	$.64

See accompanying notes to condensed consolidated financial statements.

(c) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities
Net income	$2,590	$1,974
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	630	673
Provision for loan losses	619	673
Net amortization and accretion on securities
available for sale	224	242
Amortization of mortgage servicing rights	2,100	691
Loans originated for sale	(258,178)	(125,596)
Proceeds from sale of mortgage loans	262,237	124,356
Net gains on sales of mortgage loans	(5,428)	(2,448)
Net change in:
Accrued interest receivable	(13)	(127)
Other assets	1,502	437
Accrued interest payable	(4)	(298)
Other liabilities	(33)	690

Net cash from operating activities	6,246	1,267

Cash flows from investing activities
Proceeds from:
Maturities, calls and principal payments on
securities available for sale	14,390	14,783
Sales of securities available for sale		3,500
Purchases of:
Federal Reserve Bank stock	(110)	-
Securities available for sale	(6,614)	(16,605)
Premises and equipment, net	(294)	(522)
Net increase in loans	(29,016)	(19,759)

Net cash from investing activities	(21,644)	(18,603)

Cash flows from financing activities
Net change in deposits	19,873	15,757
Net change in borrowed funds and capital securities	3,484	(531)
Change in shareholders' equity	(1,749)	(1,014)

Net cash from financing activities	21,608	14,212

Net change in cash and cash equivalents	6,210	(3,124)

Cash and cash equivalents at beginning of period	11,223	24,277

Cash and cash equivalents at end of period	$17,433	$21,153

Cash paid for:
Interest	$3,493	$4,490
Income taxes	820	820

        See accompanying notes to condensed consolidated financial statements.

(d)     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

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

NOTE 2 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pavilion Bancorp, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and nine months ended September 30, 2003 and 2002 is presented below in thousands, except for per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic earnings per share
Net income available to common shareholders	$882	$668	$2,590	$1,974

Weighted average common shares outstanding	809	839	819	844

Basic earnings per share	$1.09	$.80	$3.16	$2.34

Diluted earnings per share
Net income available to common shareholders	$882	$668	$2,590	$1,974

Weighted average common shares outstanding	809	839	819	844

Add: Dilutive effects of exercise of stock options	6	5	3	7

Weighted average common and dilutive
potential shares outstanding	815	844	821	851

Diluted earnings per share	$1.08	$.79	$3.15	$2.32

NOTE 4 – ACCOUNTING FOR STOCK BASED COMPENSATION

Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income, for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three and nine months ended September 30, 2003 and 2002 was not significant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$882	$668	$2,590	$1,974
(in thousands, except per share information)
Less: Stock-based compensation
expense determined under fair value
based method	16	15	49	46

Pro forma net income	$866	$653	$2,541	$1,928

Basic earnings per share as reported	$1.09	$.80	$3.16	$2.34

Pro forma basic earnings per share	1.07	.78	3.10	2.28

Diluted earnings per share as reported	1.08	.79	3.15	2.32
Pro forma diluted earnings per share	1.06	.77	3.09	2.27

The weighted average fair values of stock options granted during the nine months ended September 30, 2003 and 2002 were $10.15 and $16.69. The fair value of options granted during the nine months ended September 30, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

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

This discussion provides information about the consolidated financial condition and results of operations of the Company as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002.

FINANCIAL CONDITION

Securities
The principal balance of our securities available for sale portfolio decreased by $7.9 million year to date for the nine months ended September 2003. Purchases of securities totaling $6.6 million were offset by principal repayments on mortgage backed securities and maturities within the portfolio totaling $14.4 million. There were no sales of securities available for sale during the first nine months of 2003. The securities portfolio has decreased as a result of the additional funds being used to fund loan growth.

Loans
During the first nine months of 2003, annualized loan growth was 16.65%, a $29 million increase in outstanding balances. The diversification of the types of loans in the loan portfolio remains unchanged from prior periods. We continue our focus on the small business loans in the markets we serve.

In addition to the increase in portfolio loans, we continued to experience a significant increase in the volume of our residential mortgage loans sold into the secondary market when compared to the same time period in 2002. The decrease in national market interest rates during the first nine months of 2003 has also caused an ongoing decline in mortgage interest rates through the first nine months of the year. In the month of October 2003, national mortgage rates increased significantly enough to initially curtail the mortgage finance component of our business.

Credit Quality
We monitor the asset quality of the loan portfolios utilizing loan review officers who, combined with external loan review specialists submit reports to the Chief Lending Officer and to the Board of Directors in regards to the credit quality of each loan portfolio. Also, Federal Reserve Bank examiners were onsite during the third quarter and provided similar review. These reviews are always independent of the loan approval process. Also, we continue to monitor delinquencies, nonperforming assets and potential problem loans to assess the ongoing quality of our loan portfolios from an overall economic perspective.

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

The chart below shows the makeup of our nonperforming assets by type, in thousands of dollars, as of September 30, 2003 and 2002, and December 31, 2002.

	9/30/2003	12/31/2002	9/30/2002

Nonaccrual loans	$832	$648	$135
90 days or more past due & still accruing	1,360	949	1,560

Total nonperforming loans	2,192	1,597	1,695
Other real estate	14	1,783	771

Total nonperforming assets	$2,206	$3,380	$1,593

Nonperforming loans as a percent of total loans	.83%	.68%	.37%
Nonperforming assets as a percent of total loans	.71%	1.43%	.73%
Nonperforming loans as a percent of the
allowance for loan losses	73.18%	60.05%	36.08%

Total nonperforming assets decreased $1,174,000 or 35% during the nine months ended September 30, 2003. The decline is primarily attributable to the sales of real estate properties acquired in foreclosure. While non performing loans increased $595,000 from December 31, 2002 to September 30, 2003, we do not believe that this increase significantly increased the risk of economic loss in our portfolios.

Due to the challenging economic conditions during 2002 and 2003 to date, we maintained diligent verification of the overall quality of the loan portfolio. The provision for loan loss expense during the first nine months of 2003 was $619,000 compared to $673,000 during the same time period of 2002. The provision for loan losses declined from $417,000 during the third quarter of 2002 to $184,000 during the third quarter of 2003 reflective of additional strength in management of the loan portfolio and additional external review of our loan portfolio risk.

The allowance for loan losses represents our estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, we consider other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of non-performing loans, delinquency trends and economic conditions and industry trends.

Inherent risks and uncertainties related to the operation of a financial institution require us to rely on estimates, appraisals and evaluations of loans to prepare our financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

Deposits
Total deposit growth for the first nine months of 2003 was over $19 million or nearly 11% on an annualized basis. We believe primary cause of the growth was the impact of current Federal Reserve Monetary Policy creating a continued expansion of liquidity for bank customers in both the local and national markets. We also experienced moderate deposit growth during 2003 as a result of continued expansion of additional customers in both new and existing markets.

Capital Resources
At September 30, 2003 and December 31, 2002, equity capital totaled $26.3 and $25.1 million. This increase is primarily the result of the Company’s net income for the nine months ended September 30, 2003 partially offset by dividends declared and common stock repurchases during the nine months ended September 30, 2003. Management closely monitors the capital levels of the Company and the Banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At September 30, 2003 and December 31, 2002, the Company and the banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

Liquidity
We anticipate that deposit and loan growth will cause continued variation in our short term federal funds position. We have a number of additional liquidity sources should the need arise, and we are comfortable with the Company’s liquidity position.

Our federal funds sold position remained primarily neutral over the course of the first nine months of 2003 with a September 30, 2003 position of $6,340,000 sold. The increased deposit funding was used for loan growth. The Company generally moves in and out of the federal funds market as liquidity needs vary.

Results of Operations

Net Income
Net income increased 31%, diluted earnings per share increased from $2.32 to $3.15 when comparing the results of the nine months ended September 30, 2003 to the same period in 2002. Net income increased 32%, diluted earnings per share increased from $.79 to $1.08, for the three months ended September 30, 2003 compared to the same period in 2002.

The increase in net income for the three and nine months ended September 30, 2003 when compared to the same periods of 2002, is primarily the result of increased refinancing of consumer mortgage loans and the respective gain on selling the loans to the secondary market thereby improving non interest income.

Net Interest Income
The yield on interest earning assets decreased for the three and nine months ended September 30, 2003 as compared to the same period last year primarily as a result of the general decline in industry rates during the first half of 2003 and the continued repricing of the Company’s interest earning assets. The cost of funds on interest bearing liabilities decreased for the three and nine months ended September 30, 2003 as compared to the same periods during the prior year primarily as a result of the declining interest rate environment and the continued repricing of customer deposit accounts and Company borrowings. Despite the economic challenges that were presented over the past quarter and 2003 so far, our net interest margin remains quite strong, and we continue to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the nine month periods ended September 30, 2003 and 2002.

Yield Analysis of Consolidated Average Assets and Liabilities

Dollars in thouands	Nine Months Ended 9/30/2003			Nine Months Ended 9/30/2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest earnings assets:
Loans(1)	$251,150	$13,405	7.12%	$220,083	13,239	8.02%
Investment securities (2)(3)	23,927	734	4.09%	29,677	1,028	4.62%
Federal funds sold and other	8,288	35.56%		6,191	71	1.53%

Total int. earning assets	$283,365	14,174	6.67%	$255,951	14,338	7.47%

Interest bearing liabilities:
Interest bearing demand
deposits	$56,808	$373.87%		$55,160	$529	1.28%
Savings deposits	32,223	151.62%		27,366	215	1.05%
Time deposits	107,604	2,489	3.08%	105,838	3,424	4.31%
Other borrowings	21,549	476	2.94%	12,949	474	4.88%

Total int. bearing liabilities	$218,184	3,489	2.13%	$201,313	4,642	3.07%

Net interest income (3)		$10,685			$9,696

Net spread (3)			4.54%			4.40%

Net interest margin (3)			5.03%			5.05%

Ratio of interest earning assets
to interest bearing liabilities	1.30			1.27

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the three and nine months ended September 30, 2003, total noninterest income increased 6% and 30% as compared to the same periods in 2002. For the three and nine months ended September 30, 2003, noninterest income from gains on mortgage loan sales increased 19% and 122% as compared to the same periods in 2002 as a result of ongoing record low national market interest rates. The sales of other real estate owned created the net loss in the category of other noninterest income during the first three quarters of 2003. During the first nine months of 2003, net losses on the disposal of other real estate owned were $124,000. The increased offset to income from loan servicing fees during 2003 is the result of continued low interest rates and the related impact of the accelerated amortization of mortgage servicing rights. We continue to recognize value for the servicing rights of new mortgage originations.

Noninterest Expense

Noninterest expense increased 10% and 13% during the three and nine months ended September 30, 2003, when compared to the same periods of 2002, reflecting the Company’s increased mortgage origination cost due to increased volumes as well as continued growth and expansion of the traditional banking business.

Federal Income Tax
The Company’s changes in income tax expense continue to be relatively consistent with the Company’s change in income before income tax.

Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights.

Forward-Looking Statements
This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

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

We have not experienced a material change in our financial instruments that are sensitive to changes in interest rates since December 31, 2002, which information can be located in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Quarterly Report was being prepared.

(b)

Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.

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

ITEM 2 — CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 2003.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2003.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the quarter ended September 30, 2003:

Report on Form 8-K dated August 22, 2003, furnishing information on appointment of Stock Transfer Agent.

Report on Form 8-K dated August 8, 2003, furnishing information on earnings for the quarter ended June 30, 2003 and dividend announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pavilion Bancorp, Inc.

Date:	November 14, 2003	/s/ Douglas L. Kapnick

Douglas L. Kapnick
Chief Executive Officer

Date:	November 14, 2003	/s/ Loren V. Happel

Loren V. Happel
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;

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

Dated: November 14, 2003

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

Dated: November 14, 2003

/s/ Loren V. Happel

Loren V. Happel
Chief Financial Officer

Exhibit 32.1

I, Douglas L. Kapnick, Chief Executive Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc..

Dated: November 14, 2003

/s/ Douglas L. Kapnick

Douglas L. Kapnick
Chief Executive Officer

Exhibit 32.2

I, Loren V. Happel, Chief Financial Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: November 14, 2003

/s/ Loren V. Happel

Loren V. Happel
Chief Financial Officer