Form 10-K
period 2003-12-31
PAVILION BANCORP INC
filed 2004-03-22
CIK 1112477

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————————

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 000-22461

PAVILION BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of Incorporation or organization)	38-3088340 (I.R.S. Employer Identification No.)

135 East Maumee Street Adrian, Michigan (Address of principal executive offices)	49221 (Zip Code)

517-265-5144; 517-265-3926 (FAX)
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes [_] No [X].

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2003: $ 38,937,120

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 22, 2004: 846,412 — shares.

Documents Incorporated by Reference

Portions of the Company’s Rule 14a-3 Annual Report and Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2004 are incorporated by reference into Parts II and III of this report.

Item 1. Business.

        Pavilion Bancorp, Inc. (the Company), a bank holding company, was incorporated in Michigan in 1993. The shareholders elected to change its name to Pavilion Bancorp, Inc. from Lenawee Bancorp, Inc. on April 18, 2002. The Company holds all of the stock of the Bank of Lenawee, a Michigan banking corporation chartered in 1869, and the Bank of Washtenaw founded by the Company on January 8, 2001.

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

        The principal markets for financial services provided are in the mid-Michigan communities in which the banks are located and the areas immediately surrounding these communities. The banks serve these markets through 11 locations in or near their communities. The banks do not have any material foreign assets or income.

        The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 72% of the Companies total revenue in 2003 compared to 71% in 2002. Lower than normal interest rates during 2003 and 2002 resulted in a significant increase in the volume of mortgage loan sale activity and gains on sales of mortgage loans. These gains accounted for 23% of the Companies total revenue in 2003 as compared to 19% in 2002.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio
Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	10% or above 8% or above Less than 8% Less than 6% --	6% or above 4% or above Less than 4% Less than 3% --	5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2003, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.

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

Item 2. Properties.

        The Bank of Lenawee’s main office is located in Adrian and it serves other communities with branch offices in Hudson, Morenci, Tecumseh and Waldron. The Bank of Washtenaw’s main office is located in Saline and it has a branch office and an administrative office in Ann Arbor. The Banks’ offices are located throughout Lenawee County, in the southeastern portion of Hillsdale County, and the southern portion of Washtenaw County. The area in which the Banks’ offices are located, which is basically southeastern Michigan, has historically been rural in character but now has a growing urban population as residents choose the area to live in while commuting to Ann Arbor, Detroit, and Toledo. The populations of the cities in which the Banks’ offices are located per the 2000 U.S. Census were as follows: Adrian—21,574; Ann Arbor—114,024; Hudson—2,499; Morenci—2,398; Saline—8,034; Tecumseh—8,574; and Waldron—590; The main office of Bank of Lenawee is a three story 40,768 square foot building constructed in 1906. The other offices of the Banks range in size from 1,200 square feet to 4,000 square feet. The majority of the offices of Bank of Lenawee are owned and those of Bank of Washtenaw are leased.

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

Item 4. Submission of Matters to Vote of Security Holders.

        No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

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

        Douglas L. Kapnick (age 60) was elected Chairman of the Board of the Company in September of 2000 and has been a director of Bank of Lenawee since 1982 and has been a director of the holding company since it was formed in 1993. Mr. Kapnick was elected interim President and Chief Executive Office of the Company and the Bank of Lenawee effective October 31, 2002, when Patrick K. Gill resigned those positions. Mr. Kapnick is President of Kapnick & Company a full service insurance broker with offices in Adrian and Southfield employing a total of approximately 85 persons.

        Pamela S. Fisher (age 54) is the Corporate Secretary of the Company and Senior Vice President of Administrative Services of the Bank of Lenawee. Ms. Fisher joined the Bank of Lenawee in 1979 and has served the bank in various capacities. She was elected as Senior Vice President of Bank of Lenawee in 2000 and was elected Secretary of the Company in 1995.

        Loren V. Happel (age 48) is the Company’s Chief Financial Officer and Senior Vice President and Chief Financial Officer of the Bank of Lenawee. Mr. Happel joined the Company and Bank of Lenawee in December of 1994. At that time he was appointed Treasurer of the Company and First Vice President and Chief Financial Officer of Bank of Lenawee.

        Richard J. DeVries (age 49) is a Vice President of the Company and the President and Chief Executive Officer of Bank of Lenawee. Mr. DeVries joined the Bank of Lenawee on July 1, 2003 after having completed a 3-year mission in Oakland, California, for his church. Prior to that he was Community President of Citizens Bank in Ypsilanti, Michigan. His other banking experience includes working both as President and as Senior Vice President of Commercial and Retail Banking at Bank One in Ypsilanti; Vice President of Commercial Banking at Norwest Bank in Minneapolis, Minnesota, and New York, New York; and Assistant Vice President of Commercial Banking at Interfirst Bank in Dallas, Texas, and New York, New York.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

        The information under the caption “COMMON STOCK INFORMATION” at page 45 of the Company’s 2003 Rule 14a-3 Annual Report to Shareholders, is here incorporated by reference to Exhibit 13.

Item 6. Selected Financial Data.

        The information under the caption “SELECTED FINANCIAL DATA” at page 2 of the Company’s 2003 Rule 14a-3 Annual Report to Shareholders, is here incorporated by reference to Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at pages 3 through 16 of the Company’s 2003 Rule 14a-3 Annual Report to Shareholders, is here incorporated by reference to Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at pages 3 through 16 of the Company’s 2003 Rule 14a-3 Annual Report to Shareholders, is here incorporated by reference to Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

        The financial statements, notes and report of independent auditors included in the Company’s 2003 Rule 14a-3 Annual Report to Shareholders, is here incorporated by reference to Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

Item 9A. Controls and Procedures

      (a)       Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

      (b)       Changes in Internal Controls.

        During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information with respect to the Company’s Executive Officers is included in this report in Part I. The information with respect to Directors of the Company, set forth under the caption “Information About Directors and Nominees” on pages 6 through 9 of the Company’s definitive proxy statement, as filed with the Commission and dated March 22, 2004, relating to the April 22, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

        The Board of Directors of the Company has determined that Terrence R. Sheehan, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002.

        The Board of Directors of the Company has adopted a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors and executive officers. The Code of Ethics is filed as an Exhibit to this Report on Form 10-K.

Item 11. Executive Compensation.

        The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS” on page 10 through 12 of the Company’s definitive proxy statement, as filed with the Commission and dated March 22, 2004, relating to the April 22, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption “VOTING SECURITIES AND BENEFICIAL OWNERSHIP OF MANAGEMENT AND OTHERS” on page 5 through 6 of the Company’s definitive proxy statement, as filed with the Commission and dated March 22, 2004, relating to the April 22, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2003:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	45,268	$38.19	31,811

Equity compensation plans not approved by security holders	none	none	none

Total	45,268	$38.19	31,811

        These equity compensation plans are more fully described in Note 12 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 13 of the Company’s definitive proxy statement, as filed with the Commission and dated March 22, 2004, relating to the April 22, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” on page 3 of the Company’s definitive proxy statement, as filed with the Commission and dated March 22, 2004, relating to the April 22, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)	1.	Financial Statements
The following consolidated financial statements of the Company and Report of Crowe Chizek and Company LLC, Independent Auditors, are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Crowe Chizek and Company LLC, Independent Auditors

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)	Reports on Form 8-K

        The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003:

        Report on Form 8-K filed October 31, 2003, submitting a copy of a press release and shareholder letter announcing earnings information for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 22, 2004.

PAVILION BANCORP, INC. /s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chairman and Chief Executive Officer /s/ Loren V. Happel —————————————— Loren V. Happel Chief Financial Officer

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

Signature		Date
/s/	Allan F. Brittain —————————— Allan F. Brittain	March 22, 2004
	—————————— Fred R. Duncan	March 22, 2004
/s/	Edward J. Engle, Jr. —————————— Edward J. Engle, Jr.	March 22, 2004
/s/	William R. Gentner —————————— William R. Gentner	March 22, 2004
/s/	Douglas L. Kapnick —————————— Douglas L. Kapnick	March 22, 2004
/s/	Emory M. Schmidt —————————— Emory M. Schmidt	March 22, 2004
/s/	Terence R. Sheehan —————————— Terence R. Sheehan	March 22, 2004
/s/	J. David Stutzman —————————— J. David Stutzman	March 22, 2004
/s/	Dennis E. Pearsall —————————— Dennis E. Pearsall	March 22, 2004

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

13	Rule 14a-3 2003 Annual Report to Shareholders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing).

14	Code of Ethics

21	Subsidiaries of Registrant

23	Consent of Crowe Chizek and Company, LLC. - Independent Auditors

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chairman and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chairman and Chief Executive Officer and Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

3.2	Amendment to Articles of Incorporation of Registrant incorporated by reference to Exhibit 3 of the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10, as amended.

4	Form of Registrant's Stock Certificate is incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form 10, as amended.

10	2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.1	1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement filed on Form 10, as amended.

Exhibit 13

Rule 14a-3 Annual Report to Shareholders

Pavilion Bancorp, Inc.

2003

Annual Report

This 2003 Annual Report contains audited financial statements and a detailed financial review. This is Pavilion Bancorp’s 2003 annual report to shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the “SEC”) except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 2003 Summary Annual Report to Shareholders accompanies this proxy statement. This report presents information concerning the business and financial results of Pavilion Bancorp in a format and level of detail that we believe shareholders will find useful and informative. Shareholder who would like to receive even more detailed information than that contained in this 2003 Annual Report are invited to request our Annual Report on Form 10-K.

Pavilion Bancorp, Inc.‘s Form 10-K Annual Report to the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Pavilion Bancorp, Inc., Attention: Pamela S. Fisher, 135 East Maumee Street, Adrian, Michigan 49221.

PAVILION BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

CONTENTS

SELECTED FINANCIAL DATA	2

MANAGEMENT'S DISCUSSION AND ANALYSIS	3

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING	17

REPORT OF INDEPENDENT AUDITORS	18

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	19

CONSOLIDATED STATEMENTS OF INCOME	20

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	21

CONSOLIDATED STATEMENTS OF CASH FLOWS	22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	22

COMMON STOCK INFORMATION	45

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2003	2002	2001	2000	1999
For the Year:
Total interest income	$18,939	$19,182	$21,012	$20,851	$17,923
Total interest expense	4,596	6,029	8,198	8,710	6,312
Net interest income	14,342	13,153	12,814	12,141	11,611
Provision for loan losses	808	953	388	30	2,560
Noninterest income	6,008	5,975	4,151	2,064	2,237
Noninterest expense	14,794	13,993	12,182	9,414	8,994
Income before income taxes	4,749	4,182	4,395	4,761	2,294
Net income	3,235	2,855	3,043	3,205	1,563
Per Share Data:
Basic earnings per share	$3.78	$3.23	$3.41	$3.57	$1.74
Diluted earnings per share	3.75	3.21	3.37	3.53	1.74
Cash dividends declared per share	1.09	.82	.76	.90	.71
Shareholders' equity and net ESOP obligation per share	35.83	33.42	31.44	28.49	25.45
Shareholders' equity per share	31.34	28.72	26.45	22.76	20.61
At Year-End:
Total assets	$317,243	$287,286	$278,277	$259,747	$239,904
Loans receivable	274,850	235,770	214,749	214,512	197,308
Allowance for loan losses	3,042	2,660	2,200	2,287	4,646
Deposits	263,952	241,720	235,407	224,143	199,206
Borrowed funds	14,637	8,635	7,394	7,936	16,177
Shareholders' equity and net ESOP obligations	30,323	29,170	28,007	25,467	22,775
Shareholders' equity	26,523	25,069	23,563	20,353	18,449
Financial:
Net interest income to average earning assets	5.06%	5.12%	5.09%	5.26%	5.66%
Return on average shareholders' equity and
net ESOP obligation	10.92	9.94	11.58	13.29	6.65
Return on average shareholders' equity	12.58	11.66	14.14	16.59	8.02
Return on average assets	1.08	1.02	1.12	1.28	.70
Tier 1 leverage ratio	11.60	12.00	11.9	9.9	9.9
Dividend payout ratio	28.72	25.37	22.35	25.07	40.98
Average shareholders' equity and net ESOP
obligation to average total assets	9.86	10.26	9.66	9.6	10.52
Average shareholders' equity to average total assets	8.56	8.75	7.91	7.72	8.72

All per share data has been adjusted to reflect stock splits and stock dividends including a January 5, 2004 declaration of stock dividend of 5% issued on January 30, 2004 to shareholders as of January 16, 2004.

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

The principal markets for financial services provided are in the mid-Michigan communities in which the banks are located and the areas immediately surrounding these communities. The banks serve these markets through 11 locations in or near their communities. The banks do not have any material foreign assets or income.

The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 72% of our total revenue in 2003 compared to 71% in 2002. Lower than normal interest rates during 2003 and 2002 resulted in a significant increase in the volume of mortgage loan sale activity and gains on sales of mortgage loans. These gains accounted for 23% of our total revenue in 2003 as compared to 19% in 2002.

2003 FINANCIAL HIGHLIGHTS

Net income for the year ended December 31, 2003 was $3,235,233 which was a 13.30% increase from our 2002 net income of $2,855,342. As a result, our basic earnings per share increased to $3.78 in 2003 from $3.23 in 2002. Diluted earnings per share increased to $3.75 in 2003 from $3.21 in 2002. Our return on average increased to 12.58% in 2003 from 11.66% in 2002.

Total assets grew to $317.2 million in 2003 from $287.3 million in 2002. Our net loan balances increased $39 million or 17% an amount slightly stronger than the prior year’s activity.

NET INTEREST INCOME

Our primary operating income is net interest income. Net interest income is the difference between the interest and fees the Company earns on earning assets and the interest paid on deposits and borrowings. A number of economic factors influence net interest income, primarily changes in volume and mix of interest-earning assets and interest-bearing liabilities, government monetary and fiscal policies, and market interest rates.

Our net interest income was $14.3 million in 2003, an increase of $1.2 million over 2002. The 2003 increase in net interest income was primarily the result of decreased funding costs and growth in interest-earning assets. The table below shows the yields earned on our interest-earning assets and our costs of interest-bearing liabilities. The table also reflects our net interest margin for the years ended December 31, 2003, 2002 and 2001.

3.

Average Balance Sheet and Analysis of Net Interest Income

	Years ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in the thousands)
Interest-earning assets:
Loans receivable	$254,928	$17,917	7.03%	$222,017	$17,786	8.01%	$217,424	$19,284	8.87%
Securities available for sale(1)	21,056	876	4.16	26,023	1,127	4.33	24,038	1,253	5.21
Federal funds sold	4,839	48.99		5,723	88	1.54	6,783	255	3.76
Federal Home Loan Bank Stock	2,552	98	3.84	2,504	161	6.43	2,504	181	7.23
Interest-bearing balances with
other financial institutions	34	0	-	840	20	2.38	867	40	4.61

Total interest-earning assets	283,409	18,939	6.68	257,107	19,182	7.46	251,616	21,013	8.35
Noninterest-earning assets:
Cash and due from financial
institutions	7,089			11,684			10,316
Premises and equipment, net	6,105			6,562			6,526
Other assets	3,912			4,646			3,424
Total assets	$300,515			$279,999			$271,882

Interest-bearing liabilities:
Interest-bearing demand
deposits	59,791	498.83		$55,635	647	1.16	$56,113	$1,207	2.15
Savings deposits	32,603	195.60		27,856	278	1.00	24,389	340	1.39
Time deposits	108,609	3,263	3.00	106,388	4,441	4.17	115,060	6,233	5.42
Repurchase agreements and other
borrowings	9,206	307	3.33	7,811	351	4.49	3,083	86	2.79
FHLB advances
	6,278	334	5.32	5,143	312	6.07	5,519	333	6.03

Total interest-bearing
liabilities	216,487	4,597	2.12	202,833	6,029	2.97	204,164	8,199	4.02

Noninterest-bearing liabilities:
Demand deposits	50,897			45,681			39,198
Other liabilities	3,499			2,764			2,251

Total liabilities	270,883			251,278			245,613
Common stock subject to
repurchase obligation in
ESOP	3,919			4,225			4,756
Shareholders' equity	25,713			24,496			21,513
Total liabilities and
shareholders' equity	$300,515			$279,999			$271,882

Net interest income/interest
rate spread		$14,342	4.56%		$13,153	4.49%		$12,814	4.33%

Net interest margin (2)			5.06%			5.12%			5.09%

Average interest-earning assets
to average interest-bearing
liabilities			130.91%			126.76%			123.24%

(1)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(2)	Net interest earnings divided by average interest-earning assets.

4.

Net interest margin is net interest income divided by average earning assets. Our net interest margin decreased slightly to 5.06% in 2003 from 5.12% in 2002. The Federal Reserve reduced the discount rate one time ..25% to 2.00% during June of 2003 creating a federal funds target rate of 1%. Our prime lending rate also adjusted downward .25% in June and was 4% at the end of the year. A large portion of our variable rate business and consumer loan portfolios are tied directly to the prime lending rate. Offsetting the impact of unusually low interest income on our loan products is the decrease in our costs of local deposit funding. Nearly all funding is from the local markets we serve and our costs of funds decreased from 2.97% in 2002 to 2.12% in 2003.

The following table analyzes the effect of volume and rate changes on interest income and expense for the periods indicated

	2003 Compared to 2002			2002 Compared to 2001

	Amount Due to Volume	Amount Due to Rate	Net Increase (Decrease)	Amount Due to Volume	Amount Due to Rate	Net Increase (Decrease)
Interest income
Loans receivable	$2,460	$(2,329)	$131	$400	$(1,898)	$(1,498)
Securities available for sale	(208)	(43)	(251)	98	(224)	(126)
Federal funds sold	(12)	(28)	(40)	(35)	(132)	(167)
Federal Home Loan Bank Stock	3	(66)	(63)	-	(20)	(20)
Interest-bearing balances with
financial institutions	(20)	(0)	(20)	(1)	(19)	(20)

Total interest income	2,223	(2,466)	(243)	462	(2,293)	(1,831)

Interest Expense Interest-bearing deposits
Demand	45	(194)	(149)	(10)	(550)	(560)
Savings	42	(125)	(83)	44	(106)	(62)
Time	91	(1,269)	(1,178)	(443)	(1,349)	(1,792)
Repurchase agreements and
other borrowings	56	(100)	(44)	483	75	265
FHLB advances	63	(41)	22	(23)	2	(21)

Total Interest Expense	297	(1,729)	(1,432)	51	(1,928)	(1,877)

Net interest income	$1,926	$(737)	$1,189	$411	$(365)	$46

5.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount added to the allowance for loan losses to absorb losses that have been incurred. The loan loss provision is based on an analytical evaluation of historical loss experience, our understanding of the risk associated with our current troubled loans and individual economic factors, which, in our judgment, deserve current recognition in maintaining an adequate allowance for loan losses balance.

The provision for loan losses was $808,000 in 2003 and $953,000 in 2002. The $145,000 decrease in provision for loan losses reflects our assessment of improvement in the inherent risk associated with the economic vitality underlying loan portfolios, combined with necessary dollar coverage of outstanding nonperforming loans. Additional loan growth of $39 million primarily occurred in commercial loans to small businesses. Nonperforming loans, also primarily small business loans, increased from $1.6 million to $2.2 million. Although the amount of outstanding classified loan dollars increased, the financial position of our borrowers has generally improved by enhancing our loan collateral position. It is notable that our unallocated allowance declined $289,000 over the course of the year as specific risk were more apparent to management and funds were specifically assigned.

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

NONINTEREST INCOME

Noninterest income of $6 million in 2003 approximated the noninterest income earned in 2002.

The largest contributing factor to our 2003 noninterest income was net gains on mortgage loan sales. The historically low interest rates over the course of 2003 continued to expand our mortgage refinancing business. During 2003, we sold $281 million of loans in the secondary market, resulting in net gains of $5.8 million. In 2002, we sold $231.4 million of loans in the secondary market, resulting in net gains of $4.8 million. Loan sale gains were partially offset by increased amortization of mortgage servicing rights as a significant portion of our loan servicing portfolio refinanced during 2003. The refinance mortgage loan customer activity subsided substantially after November 2003 and remains at about a third of the ongoing activity prior to that time.

Our other noninterest income, primarily made up of service charges and fees related to our deposit customers, was $1.8 million in 2003 down slightly from the $2.3 million we earned in 2002. The service charges during the first quarter of 2002 included a one-time beneficial increase of $283,000 resulting from processing errors that occurred over a period of time related to the recognition of fee income on foreign ATM transactions. The lack of this one time benefit accounted for the majority of the decrease in 2003.

6.

NONINTEREST EXPENSE

Noninterest expense of $14.8 million in 2003 represents an increase of $.8 million or 5.7% compared to the noninterest expense of $14.0 million in 2002. A portion of the increase was ongoing organizational expenses associated with of the denovo opening the Bank of Washtenaw. Our staffing levels decreased slightly from 155 full time equivalents at December 31, 2002 to 152 full time equivalents at December 31, 2003. While the staff member decrease was 2% year over year, salaries and employee benefits increased 4.8%. The 4.8% increase reflects a full year tenure of organizational staff at the Bank of Washtenaw for 2003. Salary expenses also grew as a result of the increased levels of mortgage loan originations and sales. Mortgage originators earned additional amounts of commission payments for higher levels of mortgages sold. Our efficiency ratio worsened from 73.15% in 2002 to 75.8% in 2003.

INCOME TAX EXPENSE

Our income tax expense was $1.5 million in 2003 compared to $1.3 million in 2002 and $1.4 million in 2001.

The statutory federal tax rate during 2003, 2002 and 2001 was 34%. Our effective tax rate was lower than the statutory rate in all three years, primarily due to our tax-exempt interest income. Our effective tax rate was 32% in 2003, 32% in 2002, and 31% in 2001.

SECURITIES PORTFOLIO

The following table shows securities by classification as of December 31, 2003 and the amounts and weighted-average yields by maturity period. Securities that are not due at a single maturity date, primarily mortgage-backed securities, are not shown.

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available For Sale
U.S. Government
securities			$15,169	3.67%	$-		$-		$15,169	3.67%

State and municipal	377	5.85%	1,985	4.68%	345	6.50%	458	6.75%	3,165	5.32%

Total	$377		$17,155		$345		$458		$18,335

All government agency securities are callable in the 2004 calendar year. Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Our Asset/Liability Management Committee (Committee) is responsible for developing investment guidelines and strategies. The Committee relies on the expertise of an investment advisor to select appropriate investments for the portfolio. Decisions to purchase securities and the maturity date selected are coordinated with an overall plan to manage liquidity and interest rate exposure.

We do not invest in derivative securities. We hold no impaired securities at December 31, 2003. As of December 31, 2003, securities we hold which are issued by the State of Michigan and its political subdivisions had an aggregate market value of $2.9 million.

7.

We had no held to maturity securities as of December 31, 2003, 2002 or 2001. The fair value of securities available for sale, as of the dates indicated, are summarized as follows:

	December 31,
	2003	2002	2001

	(In thousands)

U.S. government agencies	$15,169	$18,710	$18,064
State and municipal	3,165	4,380	5,133
Other securities	2,102	2,126	2,772

	$20,436	$25,216	$25,969

LOAN PORTFOLIO

Our lending efforts are concentrated primarily in the Michigan communities in which our banks’ branches are located. The banks have no foreign loans.

Our loan growth during 2003 was stronger than historic levels. We are very focused on quality loan asset generation in our markets. Our total loans increased $39.5 million or nearly 17% from year-end 2002 to 2003.

The following table presents the gross amount of loans outstanding by loan type:

	December 31,
	2003	2002	2001	2000	1999

	(In thousands)

Commercial, financial and agricultural	$204,981	$183,433	$155,071	$149,058	$135,324
Real estate-construction	9,795	9,013	7,318	13,383	9,934
Residential-mortgage	20,140	10,081	17,409	14,225	17,203
Consumer	39,934	33,243	34,951	37,846	34,847

	$274,850	$235,770	$214,749	$214,512	$197,308

The following table shows the maturity of loans outstanding (in thousands) at December 31, 2003. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total

Commercial, financial and agricultural	$81,156	$100,755	$23,070	$204,981
Real estate-construction	9,795	-	-	9,795
Residential-mortgage	4,887	12,541	2,712	20,140
Consumer	24,269	10,014	5,651	39,934

	$120,107	$123,310	$31,433	$274,850

Loans due after one year:
Fixed rate	$89,757
Floating or adjustable rate	64,986

$154,743

8.

ASSET QUALITY

The banks maintain a conservative credit culture. Through Officer and Director Loan Committees and management reviews, the quality of the various loan portfolios is continuously monitored. Internal and external loan review personnel also scrutinize our loan portfolios performance and underwriting standards regularly.

The momentum of the local and national economy was uneventful during 2003. The relatively static environment has negatively impacted a portion of our loan customers as reflected in the nonperforming assets table below. The majority of nonperforming loans are adequately secured small business loans in our local market area. Assets classified as other real estate in the table below dropped $1,783,000 to $181,000 as repossessed loan collateral was sold.

Loans are placed on non-accrual status when principal or interest is past due 90 days or more, the loan is not well-secured, and is in the process of collection or when reasonable doubt exists concerning collectability of interest or principal. Any interest previously accrued in the current period but not collected is reversed and charged against current earnings.

At December 31, 2003, the Banks were not aware of any borrowers that were experiencing serious financial difficulties but whose loan payments were then current. As of December 31, 2003, 12.4 % of total loans were directly associated with agriculture in our market area, there were no other concentrations of loans exceeding 10% of total loans.

The following table summarizes non-accrual and past due loans and other real estate owned:

	December
	2003	2002	2001	2000	1999

	(In thousands)

Non-accruing loans past due	$1,459	$648	$230	$113	$3,071
Loans past due 90 days or more	693	949	1,046	523	275

Total nonperforming loans	2,152	1,597	1,276	636	3,346
Other real estate	181	1,783	879	294	255

Total nonperforming assets	$2,333	$3,380	$2,155	$930	$3,601

Nonperforming loans as a percent of
total loans	.78%	.68%	.59%	.30%	1.73%
Nonperforming assets as a percent of
total assets	.74%	1.18%	.77%	.36%	1.50%
Nonperforming loans as a percent of the
loan loss reserve	70.76%	60.05%	58.00%	27.81%	77.50%

9.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses.

	Years ended December 31, (in thousands)

	2003	2002	2001	2000	1999

Loans:
Average daily balance of loans for the year, net	$254,928	$222,017	$217,424	$203,698	$171,276
Amount of loans outstanding at end of year, net	$271,758	$233,049	$212,589	$212,317	$192,721

Allowance for loan losses:
Balance at beginning of year	$2,660	$2,200	$2,287	$4,646	$2,182
Loans charged off:
Residential - mortgage	-	23	-	-	34
Real estate - construction	-	-	-	18	-
Commercial and agricultural	364	390	314	2339	28
Consumer	181	231	265	120	96

	545	644	579	2,477	158

Recoveries of loans previously charged-off:
Residential-mortgage	-	-	-	2	15
Commercial and agricultural	50	101	81	36	6
Consumer	69	50	23	50	41

	119	151	104	88	62

Net loans charged-off (recoveries)	426	493	475	2,389	96
Additions to allowance charged to operations	808	953	388	30	2,560

Balance at end of year	$3,042	$2,660	$2,200	$2,287	$4,646

Ratios:
Net loans charged off to average net loans
outstanding	.17%	.22%	.22%	1.17%	.06%
Allowance for loan losses to net loans
outstanding	1.12%	1.14%	1.03%	1.08%	2.41%

The allowance for loan losses is allocated to the loan portfolios in the amount deemed necessary to provide for probable incurred losses. The year-end allocations were as follows:

	(in thousands) December 31,
	2003		2002		2001		2000		1999
	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Commercial, financial
and agricultural	$2,749	74.58%	$2,034	77.80%	$1,900	72.20%	$1,774	69.49%	$4,010	68.59%
Residential-mortgage	9	7.33	18	4.28	5	8.11	1	6.63	33	8.72
Real	25	3.56	25	3.82	23	3.41	134	6.23	99	5.03
estate-construction
Consumer	172	14.53	207	14.10	148	16.28	119	17.65	135	17.66
Unallocated	87	-	376	124	-	259	-	369	-

	$3,042	100.00%	$2,660	100.00%	$2,200	100.00%	$2,287	100.00%	$4,646	100.00%

10.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	One Year or Less	One to three years	Three to five years	Over five years	Total
	(Dollars in the thousands)
Deposits without a
stated maturity (a)		$152,508				$152,508

Security repurchase
agreements (b)	8	$5,255				$5,255

Borrowed funds	8	$634	$4,929	$1,656		$7,221

Subordinated
Debentures	9				$5,000	$5,000

Operating leases		$271	$525	$328		$1,124

(a) Excludes interest

(b) Variable rate obligations that are affected by changes in market interest rates.

The Corporation’s operating lease obligations represent primarily consist of lease payments for facilities.

Commitments: The following table details the amounts and expected maturities of significant commitments as of December 31, 2003.

Commitments to extend Credit:	One Year or Less	One to three years	Three to five years	Over five years	Total
	(Dollars in thousands)
Commercial and Consumer Loans	$71,147	$-	$-	$-	$71,147
Revolving consumer lines	$3,401	$-	$-	$-	$3,401
Standby letters of credit	$2,577	$-	$-	$-	$2,577

Commitments to extend credit, including loan commitments and standby letters of do not necessarily represent future cash requirements. Standby letters normally expire without being drawn upon.

11.

LIQUIDITY

Liquidity is generally defined as the ability to meet cash flow needs of customers for loans and deposit withdrawals. To meet cash flow requirements, sufficient sources of liquid funds must be available. These sources include short-term investments, repayments of loans, maturing and called securities, sales of assets, growth in deposits and other liabilities and profits.

At present, Federal Reserve monetary policy combined with historically frail investment market conditions resulted in a significant amount of unemployed cash in the markets we serve. These funds have been readily available in the form of bank deposits to cover our liquidity needs.

At December 31, 2003, the Company had $22.8 million of additional borrowing capacity at the Federal Home Loan Bank and $6 million of borrowing capacity with correspondent banks.

During 2003, we also generated $9.4 million in cash from operating activities. All of these sources are available to meet cash flow needs of loan and deposit customers.

We also need cash to pay dividends to our shareholders. Our primary source of cash is the dividends paid to the parent by our banks. We believe that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

CAPITAL RESOURCES

At December 31, 2003, equity capital totaled $26 million. Management monitors the capital levels of the Company and the banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At December 31, 2003, the Company and the banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

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

12.

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

We derive the majority of income from the excess of interest collected over interest paid. The rates of interest earned on our assets and owed on our liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profit margins (or losses) if we cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

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

We are also subject to repayment risk when interest rates fall. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduce interest income and overall asset yields.

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

13.

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2003. We had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument’s contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/notional amount as of December 31, 2003 maturing in:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Rate Sensitive Assets
Fixed interest rate securities	$-		$8,943	$6,754	-	$2,055	$17,752	$17,752
Average interest rate			3.00%	2.77%		3.11%	2.93%
Tax-exempt fixed rate securities	377	745	295	418		850	2,685	2,685
Average interest rate	5.38	4.47	4.43	4.10%		5.57%	4.88%
FHLB stock	2,601						2601	2601
Average interest rate	3.76%						3.76%
FRB stock	522						522	522
Average interest rate	6.00%						6.00%
Fixed interest rate loans	27,360	6,977	16,794	27,946	9,250	26,488	114,815	114,047
Average interest rate	7.39%	7.87%	7.19%	6.67%	6.82%	6.50%	6.96%
Variable interest rate loans	95,046	18,203	22,102	13,636	8,398	2,649	160,035	161,638
Average interest rate	5.09%	7.14%	6.52%	6.55%	6.54%	7.61%	5.76%

Total earning assets	125,906	25,925	48,134	48,754	17,648	32,043	298,410	299,245

Rate Sensitive Liabilities
Interest-bearing demand	66,205						66,205	66,205
Average interest rate	.48%						.48%
Savings	34,390						34,390	34,390
Average interest rate	.57%						.57%
Time deposits	57,965	22,801	23,917	3,743	3,018		111,444	115,566
Average interest rate	2.54%	1.76%	3.27%	3.88%	3.53%		2.60%
Repurchase agreements and
federal funds purchased	7,415						7,415	7,416
Average interest rate %	.79%						.79%
Subordinated debentures						4,836	4,836	4,836
Variable rate						5.17%	5.17%
Fixed interest rate FHLB advances	635	681	4,020	228	1,657		7,221	7,684
Average interest rate	5.09%	5.11%	5.87%	2.93%	2.93%		4.96%

Total interest bearing liabilities	166,610	23,482	27,937	3,971	4,675	4,836	231,511	236,097

Interest rate sensitivity gap	$(40,704)	$2,443	$20,197	$44,783	$12,973	$27,207	$66,899

Cumulative interest rate
Sensitivity gap	$(40,704)	$(38,261)	$(18,064)	$26,719	$39,692	$66,899

14.

Principal/notional amount as of December 31, 2002 maturing in:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In thousands)
Rate Sensitive Assets
fixed interest rate securities	-	-	-	$15,325	$3,590	$2,042	$20,957	$21,276
Average interest rate	-	-	-	5.47%	4.96%	5.77%	5.37%
Tax-exempt fixed rate securities	944	372	745	295	424	928	3,708	3,940
Average interest rate	4.36%	5.85%	4.49%	4.40%	4.05%	6.24%	4.97%
FHLB stock	2,504	-	-	-	-	2,504	2,504
Average interest rate	6.25%	-	-	-	-	-	6.25%
FRB stock	493	-	-	-	-	-	493	493
Average interest rate	6.00%	-	-	-	-	-	6.00%
fixed interest rate loans	59,924	10,920	5,238	28,234	7,233	2,817	114,366	114,733
Average interest rate	7.65%	7.97%	8.66%	7.36%	7.32%	6.96%	7.62%
Variable interest rate loans	37,314	17,945	20,684	10,889	20,636	13,936	121,404	121,759
Average interest rate	5.59%	7.85%	7.45%	7.42%	7.40%	7.11%	6.89%

Total earning assets	101,179	29,237	26,667	54,743	31,883	19,723	263,432	264,766

Rate Sensitive Liabilities
Interest-bearing demand	$59,549	$-	$-	$-	$-	$-	$59,549	$59,549
Average interest rate	.49%	-	-	-	-	-	.49%	-
Savings	29,267	-	-	-	-	-	29,267	29,267
Average interest rate	.71%	-	-	-	-	-	.71%
Time deposits	65,349	26,592	8,923	1,827	1,385	-	104,076	108,289
Average interest rate	3.40%	4.32%	3.98%	3.82%	5.25%	-	3.58%
Repurchase agreements and
federal funds purchased	3,507	-	-	-	-	-	3,507	3,507
Average interest rate %	2.00%	-	-	-	-	-	2.00%
Subordinated debentures	-	-	-	-	-	4,836	4,836	4,836
Variable rate	-	-	-	-	-	5.17%	5.17%
Fixed interest rate FHLB advances	408	441	477	3,803	-	-	5,129	5,458
Average interest rate	6.04%	6.04%	6.04%	6.04%	-	-	6.04%

Total interest bearing liabilities	158,080	27,033	9,400	5,630	1,385	4,836	255,192	259,734

Interest rate sensitivity gap	$(56,901)	$2,204	$17,267	$49,113	$30,498	$14,887	$8,240

Cumulative interest rate
Sensitivity gap	$(56,901)	$(54,697)	$(37,430)	$11,683	$42,181	$8,240

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. Our critical accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements.

15.

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

Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

•	changes in interest rates and interest rate relationships; demand for products and services;
•	the degree of competition by traditional and non-traditional competitors;
•	changes in banking regulations; •
•	changes in tax laws;
•	changes in prices, levies and assessments;
•	the impact of technology, governmental and regulatory policy changes;
•	the outcome of pending and future litigation and contingencies;
•	trends in customer behavior as well as their ability to repay loans; and
•	changes in the national and local economies.

These are representative of the Future Factors that could cause a difference between an actual outcome and a forward-looking statement.

16.

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

17.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Pavilion Bancorp, Inc.
Adrian, Michigan

We have audited the accompanying consolidated balance sheets of Pavilion Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pavilion Bancorp, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Grand Rapids, Michigan
January 13, 2004

18.

PAVILION BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002

ASSETS
Cash and due from banks	$10,102,622	$11,222,644

Total cash and cash equivalents	10,102,622	11,222,644

Securities available for sale	20,436,434	25,215,853
Federal Home Loan Bank stock, at cost	2,600,500	2,503,700
Federal Reserve Bank stock, at cost	521,900	493,350

Loans held for sale	432,840	1,473,300
Loans receivable, net of allowance for loan losses:
$3,041,546 - 2003; $2,659,935 - 2002	271,758,056	233,048,728
Premises and equipment, net	6,156,371	6,314,240
Accrued interest receivable	1,687,360	1,867,988
Mortgage servicing rights	2,739,685	2,715,011
Other assets	807,464	2,431,180

Total assets	$317,243,232	$287,285,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$51,912,884	$48,827,584
Interest bearing	212,038,902	192,892,537

Total deposits	263,951,786	241,720,121

Borrowed funds	14,636,647	8,635,176
Accrued interest payable	441,380	506,603
Other liabilities	2,890,678	2,254,464
Subordinated debentures	5,000,000	5,000,000
Common stock subject to repurchase obligation in ESOP	3,799,268	4,100,407

Total liabilities	290,719,759	262,216,771

Shareholders' equity
Common stock and paid-in capital, no par
Value: 3,000,000 shares authorized; shares
Issued and outstanding:805,892-2003; 831,182-2002	10,675,665	9,711,476
Retained earnings	15,616,188	15,254,440
Accumulated other comprehensive income	231,620	103,307

Total shareholders' equity	26,523,473	25,069,223

Total liabilities and shareholders' equity	$317,243,232	$287,285,994

See accompanying notes to consolidated financial statements.

19.

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Interest and dividend income
Loans receivable, including fees	$17,916,923	$17,785,876	$19,284,332
Taxable securities	583,728	911,175	975,860
Nontaxable securities	145,723	202,868	247,890
Federal funds sold	47,584	88,331	255,321
Dividend income	244,379	173,911	208,194
Other	323	19,757	40,911

Total interest and dividend income	18,938,660	19,181,918	21,012,508

Interest expense
Deposits	3,954,971	5,365,835	7,779,154
Subordinated debentures	248,695	292,697	26,345
Other borrowed funds	392,757	370,148	392,862

Total interest expense	4,596,423	6,028,680	8,198,361

Net interest income	14,342,237	13,153,238	12,814,147
Provision for loan losses	808,000	953,000	388,000

Net interest income after provision for
loan losses	13,534,237	12,200,238	12,426,147

Noninterest income
Service charges and fees	1,588,807	1,887,831	1,362,691
Net gains on loan sales	5,821,856	4,839,085	2,715,924
Loan servicing fees, net of amortization	(1,565,854)	(1,159,165)	(290,590)
Gain on sale of securities	-	8,838	-
Other	163,298	398,155	363,256

	6,008,107	5,974,744	4,151,281

Noninterest expense
Salaries and employee benefits	8,860,977	8,456,260	7,188,368
Occupancy and equipment	2,264,882	2,367,665	2,067,338
Printing, postage and supplies	510,137	490,457	420,637
Professional and outside services	481,640	399,198	563,213
Mobile banking costs	336,400	448,227	425,563
Receivable financing services	197,573	201,938	249,149
Other	2,141,949	1,628,955	1,268,030

	14,793,558	13,992,700	12,182,298

Income before income taxes	4,748,786	4,182,282	4,395,130
Income tax expense	1,513,553	1,326,940	1,352,058

Net Income	$3,235,233	$2,855,342	$3,043,072

Basic earnings per share	$3.78	$3.23	$3.41

Diluted earnings per share	$3.75	$3.21	$3.37

See accompanying notes to consolidated financial statements.

20.

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001

	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance January 1, 2001	$9,631,958	$10,755,423	$(34,403)	$20,352,978
Comprehensive income:
Net income		3,043,072		3,043,072
Unrealized gains (losses) on securities			433,327
Tax effect			(147,176)

Total other comprehensive income			286,151	286,151

Total comprehensive income				3,329,223

Change in common stock subject to repurchase	669,526			669,526

Retirement of stock-5,619 shares	(284,286)			(284,286)

Proceeds from sale of stock-2,605 shares	132,855			132,855

Stock option expense	36,481			36,481

Cash dividends-$.76 per share		(674,065)		(674,065)

Balance December 31, 2001	10,186,534	13,124,430	251,748	23,562,712
Comprehensive income:
Net income		2,855,342		2,855,342
Establish minimum pension liability			(398,683)
Unrealized gains (losses) on securities			168,667
Tax effect			81,575

Total other comprehensive income			(148,441)	(148,441)

Total comprehensive income				2,706,901

Change in common stock subject to repurchase	343,837			343,837

Retirement of stock-21,423 shares	(1,019,130)			(1,019,130)

Proceeds from sale of stock-2,044 shares	105,260			105,260

Stock option expense	34,451			34,451

Stock options exercised	60,524			60,524

Cash dividends-$.82 per share		(725,332)		(725,332)

Balance December 31, 2002	$9,711,476	$15,254,440	$103,307	$25,069,223
Comprehensive income:
Net income		3,235,233		3,235,233
Net change in minimum pension liability			398,683
Unrealized gains (losses) on securities			(198,982)
Tax effect			(71,388)

Total other comprehensive income			128,313	128,313

Total comprehensive income				3,363,546

Change in common stock subject to repurchase	301,139			301,139

Retirement of stock-28,238 shares	(1,384,060)			(1,384,060)

Stock option expense	42,724			42,724

Stock options exercised	60,152			60,152

Cash dividends-$1.09 per share		(929,251)		(929,251)

Payment of 5% stock dividend	1,944,234	(1,944,234)

Balance December 31, 2003	$10,675,665	$15,616,188	$231,620	$26,523,473

See accompanying notes to consolidated financial statements.

21.

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities
Net income	$3,235,233	$2,855,342	$3,043,072
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	830,307	902,923	804,504
Stock option expense	42,724	34,451	36,481
Provision for loan losses	808,000	953,000	388,000
Net amortization on securities
available for sale	291,654	291,654	102,372
Net realized (gain) loss on sales of securities	-	(8,838)	-
Amortization of mortgage servicing rights	2,401,496	1,782,696	790,896
Loans originated for sale	(276,648,143)	(230,040,837)	(156,501,748)
Proceeds from sales of mortgage loans	281,084,289	231,391,473	158,263,182
Net gains on sales of mortgage loans	(5,821,856)	(4,839,085)	(2,715,924)
Net change in:
Deferred loan origination fees	(10,406)	(101,649)	(52,129)
Accrued interest receivable	180,628	9,756	21,203
Other assets	2,114,927	589,924	1,532,660
Accrued interest payable	(65,223)	(343,391)	(95,797)
Other liabilities	963,509	304,414	232,883

Net cash from operating activities	9,404,137	3,781,833	5,849,655
Cash flows from investing activities
Proceeds from:
Maturities, calls and principal payments on
securities available for sale	16,902,993	18,135,401	10,207,721
Sales of securities available for sale	-	3,508,838	-
Purchases of:
Securities available for sale	(12,614,210)	(21,005,000)	(16,525,000)
Federal Home Loan Bank Stock	(96,800)	-	-
Federal Reserve Bank Stock	(28,550)	(13,350)	(120,000)
Premises and equipment, net	(672,438)	(606,037)	(1,427,028)
Net increase in loans	(40,116,860)	(22,982,728)	(1,552,221)
Recoveries on loans charged-off	118,727	151,316	103,993

Net cash from investing activities	(36,507,138)	(22,811,560)	(9,312,535)
Cash flows from financing activities
Net change in deposits	22,231,665	6,313,107	11,264,359
Net change in short term borrowings	3,908,749	1,617,356	(194,032)
Proceeds from FHLB advances	2,500,000	-	-
Net proceeds from subordinated debentures	-	-	4,850,417
Repayment of FHLB advances	(407,278)	(376,412)	(347,886)
Repurchase of common stock	(1,384,060)	(1,019,130)	(284,286)
Issuance of common stock	-	105,260	132,855
Stock options exercised	60,152	60,524	-
Dividends paid	(929,251)	(725,332)	(674,065)

Net cash from financing activities	25,979,977	5,975,373	14,747,362

Net change in cash and cash equivalents	(1,120,022)	(13,054,354)	11,284,482

Cash and cash equivalents at beginning of year	11,222,644	24,276,998	12,992,516

Cash and cash equivalents at end of year	10,102,622	11,222,644	24,276,998

Supplemental schedule of noncash activities
Transfer from:
Loans to foreclosed real estate	491,211	1,520,867	839,840
Cash paid for:
Interest	4,661,646	6,372,071	8,294,158
Income taxes	1,395,000	1,599,000	836,000

(Continued)

22.

PAVILION BANCORP, INC.
>NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Banks and Bank of Lenawee ‘s wholly owned subsidiaries, Pavilion Mortgage Company and Pavilion Financial Services. All significant interCompany balances and transactions have been eliminated in consolidation. As further discussed in Note 9, a trust that had previously been consolidated with the Company is no longer consolidated.

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

Stock Dividend On January 5, 2004, the Company declared a 5% stock dividend payable on January 30, 2004 to shareholders as of January 16, 2004. All per share data has been restated to reflect the stock dividend.

(Continued)

23.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as available for sale when they might be sold before maturity. Such securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost.

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

(Continued)

24.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

Other Real Estate Owned: Real estate properties acquired through or instead of foreclosure are initially recorded at fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Other real estate owned amounts to $181,000 and $1,783,000 at December 31, 2003 and 2002 and are included in other assets.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: A defined benefit pension plan covers substantially all employees, with benefits based on years of service and compensation prior to retirement. The Company also maintains a profit-sharing and 401(k) plan. The profit-sharing and 401(k) plan expense and the amount contributed and is determined by the Board of Directors. Employee benefits are discussed further in Note 12.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income unless options granted have an exercise price that is less than the market price of the underlying common stock at date of grant. During 2001 stock options were granted with exercise prices that were less than the fair market value of the underlying common stock as of the grant date; therefore, the Company is recording compensation expense for the difference between the strike price and fair market value of the underlying common stock as of the respective grant dates for the 2001 and earlier stock option grants. Accordingly compensation expense for these stock options has been recorded during 2003, 2002 and 2001 based on the vesting schedules of the related stock options. Compensation expense for stock options was $43,000, $34,000 and $36,000 during 2003, 2002 and 2001. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(Continued)

25.

PAVILION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (Continued)

	2003	2002	2001

Net income as reported	$3,235,233	$2,855,342	$3,043,072
Less: Stock-based compensation expense
Determined under fair value based method	63,519	61,002	69,534

Proforma net income	$3,171,713	$2,794,340	$2,973,538

Basic earnings per share as reported	$3.78	$3.23	$3.41
Proforma basic earnings per share	3.70	3.16	3.33

Diluted earnings per share as reported	3.75	3.21	3.37
Proforma diluted earnings per share	3.67	3.13	3.30

The pro forma effects are computed using option pricing models, using the following weighted average assumptions as of grant date for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
Risk-free interest rate	3.58%		4.78%		4.88%
Expected option life	8 yea	rs	8 yea	rs	8 yea	rs
Expected dividend yield	1.96%		1.38%		1.44%
Expected stock price volatility	22.74%		22.92%		23.16%

The weighted average fair value of stock options granted was $9.66, $15.90 and $19.22 for 2003, 2002 and 2001.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. No valuation allowance was needed as of December 31, 2003 and 2002.

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

(Continued)

26.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 2 — SECURITIES

Year-end securities available for sale were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

2003
U.S. Treasury and
government agencies	$15,169,119	$76,940	$-
Obligations of states and
political subdivisions	3,165,383	220,818	-
Mortgage-backed securities	2,101,932	53,183	-

	$20,436,434	$350,941	$-

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

2002
U.S. Treasury and
government agencies	$18,710,181	$204,836	$-
Obligations of states and
political subdivisions	4,380,088	261,462	-
Mortgage-backed securities	2,125,584	83,625	-

	$25,215,853	$549,923	$-

(Continued)

27.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at year-end 2003 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due in one year or less	$377,035
Due from one to five years	17,154,587
Due from five to ten years	344,948
Due after ten years	457,932

$18,334,502
Mortgage-backed securities	2,101,932

$20,436,434

Sales of securities available for sale were:

	2003	2002	2001

Proceeds from sales	$-	$3,508,838	$-
Gross gains from sales	-	8,838	-
Gross losses from sales	-	-	-

In addition to Federal Home Loan Bank (FHLB) stock, securities with a fair value of approximately $10,123,000 and $4,030,000 at year-end 2003 and 2002 were pledged to secure repurchase agreements and other borrowings. Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders’ equity. At year-end 2003 and 2002, fair value of securities issued by the state of Michigan and all its political subdivisions totaled $2,910,000 and $3,953,000.

NOTE 3 – LOANS RECEIVABLE

Year-end loans receivable are as follows:

	2003	2002

Commercial	$170,734,206	$152,854,003
Agricultural	34,249,324	30,578,909
Residential Mortgage	20,138,515	10,081,177
Real Estate Construction	9,794,542	9,013,211
Consumer	39,933,646	33,242,400

Gross loans receivable	274,850,233	235,769,700
Deferred loan origination fees/costs, net	(50,631)	(61,037)
Allowance for loan losses	(3,041,546)	(2,659,935)

Net loans receivable	$271,758,056	$233,048,728

(Continued)

28.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 3 – LOANS RECEIVABLE (Continued)

Certain directors and executive officers of the Company, including associates of such persons, were loan customers of the Company during 2003 and 2002. A summary of aggregate related party loan activity for loans aggregating $60,000 or more to any related party is as follows:

	2003	2002

Balance at January 1	$3,259,525	$3,876,891
New loans and renewals	11,129,763	6,174,454
Repayments	(9,945,136)	(6,713,026)
Other adjustments	(326,420)	(78,794)

Balance at December 31	$4,117,732	$3,259,525

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

	2003	2002	2001

Beginning balance	$2,659,935	$2,200,157	$2,287,438
Loan charge-offs	(545,116)	(644,538)	(579,274)
Loan recoveries	118,727	151,316	103,993

Net loan charge-offs	(426,389)	(493,222)	(475,281)
Provision for loan losses	808,000	953,000	388,000

Ending balance	$3,041,546	$2,659,935	$2,200,157

Impaired loans were as follows:
	2003	2002	2001

Year-end loans with no allowance for
loan losses allocated	$-	$54,000	$-
Year-end loans with allowance for loan
losses allocated	1,796,000	1,119,000	652,000

Total impaired loans	$1,796,000	$1,173,000	$652,000

Amount of the allowance allocated	$352,000	$153,000	$367,000

Average of impaired loans during the year	1,808,000	1,195,000	433,000

Interest income recognized during
impairment	125,000	101,000	5,000

Cash-basis interest income recognized	6,000	75,000	1,000

(Continued)

29.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 4 — ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans were as follows:

	2003	2002

Loans past due over 90 days still on accrual	$693,000	$949,000
Nonaccrual loans	1,459,000	648,000

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 — LOAN SERVICING

Loans serviced for others are not reported as assets. These loans totaled $392,514,000 and $300,255,000 at year-end 2003 and 2002. Related escrow balances were $835,000 and $632,000 at year-end 2003 and 2002.

Activity for capitalized mortgage servicing rights was as follows:

	2003	2002	2001
Servicing rights:
Beginning of year	$2,715,011	$2,065,958	$1,515,924
Additions	2,426,262	2,431,749	1,340,930
Amortization	(2,401,588)	(1,782,696)	(790,896)

End of year	$2,739,865	$2,715,011	$2,065,958

There was no valuation allowance at year-end 2003, 2002 or 2001 for mortgage servicing rights.

NOTE 6 — PREMISES AND EQUIPMENT

Year-end premises and equipment consist of:

	2003	2002

Land	$697,001	$697,001
Buildings and improvement	6,910,385	6,950,416
Furniture and equipment	7,684,162	6,984,371

Total cost	15,291,548	14,631,788
Accumulated depreciation	(9,135,177)	(8,317,548)

	$6,156,371	$6,314,240

(Continued)

30.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 7 — DEPOSITS

At year-end 2003, stated maturities of time deposits were as follows, for the years ending December 31:

2004	$73,540,471
2005	17,448,152
2006	15,725,457
2007	2,964,358
2008	1,765,147

$111,443,585

Time deposits exceeding $100,000 were approximately $43,092,000 and $37,137,000 at year-end 2003 and 2002.

At year-end 2003, stated maturities of time deposits exceeding $100,000 were as follows:

In 3 months or less	$17,544,294
Over 3 through 6 months	8,295,321
Over 6 through 12 months	3,561,694
Over 12 months	13,691,021

$43,092,330

Related party deposits were $1,280,000 and $1,081,000 at year-end 2002 and 2002.

NOTE 8 — BORROWED FUNDS

Repurchase Agreements

Information concerning repurchase agreements is summarized as follows:

	2003	2002

Amount outstanding at year-end	$5,255,353	$2,216,604
Weighted average interest rate at year-end	1.44%	1.38%
Average daily balance during the year	$3,859,082	$2,851,826
Weighted average interest rate during the year	1.42%	1.98%
Maximum month-end balance during the year	$5,803,051	$3,653,102

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances totaled $7,221,294 and $5,128,572 at year-end 2003 and 2002. The balance at year-end 2002 was one fixed rate advance with an interest rate of 6.04%. The balance at year-end 2003 included a second fixed rate advance with an interest rate of 2.93%. The Company has additional borrowing capacity at the FHLB as well as some borrowing capacity with correspondent banks.

(Continued)

31.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 8 — BORROWED FUNDS (Continued)

Pursuant to collateral agreements with the Federal Home Loan Bank, in addition to Federal Home Loan stock, advances are secured under a blanket lien arrangement by qualified 1-to-4 family mortgage loans with a carrying value of approximately $18,374,000 and $10,689,000 at year-end 2003 and 2002.

At year-end 2003, scheduled principal reductions on the advances were as follows for the years ending December 31:

2003

2004	$634,845
2005	681,659
2006	4,019,924
2007	228,002
2008	1,656,864

Total FHLB advances	$7,221,294

Borrowed funds include $2,160,000 and $1,290,000 of federal funds purchased as of December 31, 2003, these borrowings matured in January of 2004 and 2003.

NOTE 9 –SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

In December 2001, Lenawee Capital Trust I (“Capital Trust”), a trust formed by the Company, closed a pooled private offering of 5,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of Capital Trust are the junior subordinated debentures of the Company and payment thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Capital Trust under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at a variable rate of interest and are included in interest expense in the consolidated financial statements. The variable rate of interest is equal to the sum of the six month London Interbank Offered Rate and 3.75% with a maximum rate of 11.0% during the first five years, and the rate of interest is equal to 4.81% as of December 31, 2003. This subordinated debenture is considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2003 and 2002, the outstanding principal balance of the subordinated debentures was $5 million. The principal balance of the subordinated debentures is presented as a liability in the financial statements.

The trust preferred securities, which mature December 8, 2031, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference plus accrued but unpaid distributions. The subordinated debentures are redeemable prior to the maturity date at the option of the Company on or after December 8, 2006 at their principal amount plus accrued but unpaid interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 5 consecutive years.

(Continued)

32.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Company, accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not significantly change the amounts reported as the Company’s assets, liabilities, equity, or interest expense.

NOTE 10 – INCOME TAXES

Income tax expense consists of:

	2003	2002	2001

Current	$1,685,181	$1,255,086	$1,189,935
Deferred	(171,628)	71,854	162,123

Total	$1,513,553	$1,326,940	$1,352,058

Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows:

	2003	2002	2001

Statutory rates	$1,614,587	$1,421,976	$1,494,344
Increase (decrease) from:
Tax-exempt securities income	(85,303)	(89,050)	(108,880)
Non-deductible interest expense	4,321	4,280	8,766
Other, net	(20,052)	(10,266)	(42,172)

	$1,513,553	$1,326,940	$1,352,058

Year-end deferred tax assets and liabilities consist of:

	2003	2002

Deferred tax assets
Allowance for loan losses	$747,286	$654,745
Net deferred loan fees	202,959	214,356
Pension expense	195,455	77,481
Minimum pension liability	135,552
Other	141,911	75,190

Total deferred tax assets	1,287,611	1,157,324

Deferred tax liabilities
Depreciation	(346,478)	(293,568)
Mortgage servicing rights	(931,493)	(923,104)
Net unrealized gains on securities
available for sale	(119,321)	(188,772)
Other	(32,912)

Net deferred tax liabilities	(1,430,203)	$(248,120)

Net deferred tax asset (liability)	$(142,592)	$(248,120)

(Continued)

33.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 11 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the years ended is presented below:

	2003	2002	2001

Basic earnings per share
Net income available to common
shareholders	$3,235,233	$2,855,342	$3,043,072

Weighted average common shares
outstanding	856,361	884,044	892,325

Basic earnings per share	$3.78	$3.23	$3.41

Diluted earnings per share
Net income available to common
shareholders	$3,235,233	$2,855,342	$3,043,072

Weighted average common shares
outstanding	856,361	884,044	892,325
Add: Dilutive effects of exercise of
stock options	6,895	6,483	10,032

Weighted average common and dilutive
potential common shares outstanding	863,256	890,527	902,357

Diluted earnings per share	$3.75	$3.21	$3.37

Stock options for 20,400 shares of common stock were not considered in computing diluted earnings per common share for 2003 because these options were not dilutive. All stock options outstanding were dilutive during 2002 and 2001.

(Continued)

34.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 12 - EMPLOYEE BENEFITS

Employee Pension Benefit

Effective January 1, 2003, the Company terminated and settled its defined benefit pension plan. All of the assets in the defined benefit plan were transferred into a noncontributory multi-employer defined pension plan administered by the trustees of the Financial Institutions Retirement Fund (FIRF). In addition to the plan assets at settlement, an additional contribution of $393,000 is anticipated to be made into the new plan. As allowed by the FIRF, this obligation will be paid over the next three years. Accordingly, the Company recorded pension expense totaling $427,000 which includes approximately $90,000 of contributions required under the Company's new multi-employer plan during 2003.

There is no separate actuarial valuation of multi-employer plan benefits nor segregation of plan assets specifically for the Company because the plan is a multi-employer plan. Benefits are based on years of service and compensation prior to retirement. Annually, the FIRF determines the contributions required to be made by each participating Company, and these contributions are expensed during the year they relate to.

(Continued)

35.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

Last years information about the pension plan was as follows.

	2002	2001

Change in benefit obligation:
Beginning benefit obligation	$2,179,093	$1,958,501
Service cost	180,930	146,675
Interest cost	157,242	138,067
Actuarial (gain) loss	239,102	(589)
Benefits paid	(62,891)	(63,561)

Ending benefit obligation	$2,693,476	$2,179,093

Change in plan assets, at fair value:
Beginning plan assets	$1,627,333	$1,444,811
Actual return	(149,669)	(67,809)
Employer contribution	262,384	313,892
Benefits paid	(62,891)	(63,561)

Ending plan assets	$1,677,157	$1,627,333

Net amount recognized:
Funded status	$(1,016,319)	$(551,760)
Unrecognized net actuarial loss	1,044,315	585,855
Unrecognized transition obligation	4,108	8,213
Minimum pension liability	(398,683)	-
Unrecognized prior service cost	5,390	8,099

Prepaid (accrued) benefit cost	$361,189	$350,407

The components of pension expense and related actuarial assumptions were as follows.

	2002	2001

Service cost	$180,930	$146,675
Interest cost	157,242	138,067
Expected return on plan assets	(112,919)	(103,156)
Amortization of prior service cost	2,709	2,709
Amortization of transition obligation	4,105	4,105
Recognized net actuarial loss	43,230	17,435
Special termination benefit loss	-	-

Net pension expense	$275,297	$205,835

Discount rate on benefit obligation	6.75%	7.25%
Long-term expected rate of return on plan assets	8.0%	8.0%
Rate of compensation increase	5.0%	5.0%

(Continued)

36.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

ESOP and 401(k) Plan

The Company maintains an employee stock ownership plan (ESOP) covering employees hired before January 1, 1995. On January 1, 1995, the Company ceased making contributions to the ESOP.

At year-end 2003 and 2002, the ESOP held 75,985 and 82,008 shares of the Company’s stock, all of which is allocated to employees. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at the most recent appraised value in accordance with the terms and conditions of the plan. As such, these shares are classified as a liability in the financial statements. The appraisal value of the shares held by the ESOP was $3,799,000 and $4,100,000 at year-end 2003 and 2002.

The ESOP plan includes a 401(k) provision. Employees may elect to contribute up to 20% of their salaries, and the Company will match 100% of the contribution up to 2% of the eligible salaries. Expense relating to the 401(k) provision was $113,000, $110,000 and $119,000 in 2003, 2002 and 2001.

(Continued)

37.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 12 — EMPLOYEE BENEFITS (Continued)

Stock Option Plan

Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Information about options available for grant and options granted follows:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price

Balance at January 1, 2001	22,872	29,274	$27.63
Expiration of non-granted options	(22,872)	-	-
Options approved	52,500	-	-
Options issued	(7,560)	7,560	48.57

Balance at December 31, 2001	44,940	36,834	31.93
Options issued	(7,560)	7,560	49.05
Options exercised	-	(2,125)	21.81
Options forfeited	1,571	(1,571)	43.73

Balance at December 31, 2002	38,951	40,698	$35.18
Options issued	(7,140)	7,140	50.00
Options exercised		(2,570)	23.40

Options forfeited	31,811	45,268	38.19

Options exercisable at year-end are as follows:

	Number of Options	Weighted Average Exercise Price

2003	24,917	$30.35
2002	21,054	$26.55
2001	16,985	$23.35

Options outstanding at year-end 2003 were as follows:

	Outstanding			Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$17-$24	13,314	3.0	$20.38	13,314	$20.38
$34-$42	10,534	5.6	$38.30	7,319	$37.75
$48-$50	21,420	7.8	$49.21	4,284	$48.73

Outstanding at year end	45,268	5.9	$38.19	24,917	$30.35

(Continued)

38.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 13 —COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

At year-end 2003 and 2002, reserves of $3,144,000 and $2,699,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

The Company has the following commitments outstanding at year-end:

	2003	2002

Commitments to extend credit	$71,147,000	$59,819,000
Credit card arrangements	3,401,000	3,220,000
Standby letters of credit	2,577,000	1,870,000

	$77,125,000	$64,909,000

Commitments outstanding as of December 31, 2003 include fixed rate commitments totaling $13,920,000, and the majority of these fixed rate commitments have interest rates ranging from 5.5% to 9%.

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

NOTE 14 — PARENT CORPORATION CONDENSED

The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Banks. The Banks are subject to certain restrictions on the amount of dividends they may declare without prior regulatory approval. At December 31, 2003, approximately $12 million of the Banks’ retained earnings were available for transfer in the form of dividends without prior approval from regulatory agencies.

Following are condensed parent corporation financial statements.

(Continued)

39.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 14 – PARENT CORPORATION CONDENSED (Continued)

CONDENSED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002

Assets
Cash and cash equivalents	$463,467	$1,516,614
Securities available for sale	363,745	372,961
Investment in subsidiaries	34,784,860	32,481,854
Other	165,229	173,758

Total assets	$35,777,301	$34,545,187

Liabilities and Shareholders' Equity
Subordinated debentures	$5,000,000	$5,000,000
Other	454,560	375,557
Common stock subject to repurchase obligation in ESOP	3,799,268	4,100,407
Shareholders' equity	26,523,473	25,069,223

Total liabilities and shareholders' equity	$35,777,301	$34,545,187

CONDENSED STATEMENTS OF INCOME
Years ended December 31,

	2003	2002	2001

Dividends from subsidiaries	$1,750,000	$1,300,000	$4,375,000
Interest on securities	13,924	22,625	29,363
Interest on subordinated debentures	(248,695)	(292,697)	(26,345)
Other expenses	(48,914)	(79,004)	(44,559)

Income before equity in undistributed income
of subsidiary banks	1,466,315	950,924	4,333,459

Equity (excess) in undistributed net income of
subsidiaries	1,669,618	1,868,688	(1,290,387)

Income before income taxes	3,135,933	2,819,612	3,043,072

Income tax expense (benefit)	(99,300)	(35,730)	-

Net income	$3,235,233	$2,855,342	$3,043,072

(Continued)

40.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 14 — PARENT CORPORATION CONDENSED (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2003	2002	2001

Operating activities
Net income	$3,235,233	$2,855,342	$3,043,072
Adjustments to reconcile net income to net cash
provided by operating activities
(Equity) excess in undistributed net income of
subsidiaries	(1,669,118)	(1,868,688)	1,290,387
Net amortization of investment securities	(1,528)	(118)	1,420
Stock option expense	42,724	34,451	36,481
Other	92,701	7,319	271,982

Net cash from operating activities	1,700,012	1,028,306	4,643,342

Investing Activities
Investment in banking subsidiaries	(500,000)	(3,000,000)	(5,000,000)
Activity in available for sale securities
Maturities and calls	-	252,293	115,000

Net cash from investing activities	(500,000)	(2,747,707)	(4,885,000)

Financing Activities
Net proceeds from subordinated debentures	-	-	4,850,417
Repurchase of common stock	(1,384,060)	(1,019,130)	(284,286)
Issuance of common stock	-	105,260	132,855
Stock options exercised	60,152	60,524	-
Dividends paid	(929,251)	(725,332)	(674,065)

Net cash from financing activities	(2,253,159)	(1,578,678)	4,024,921

Net change in cash and cash equivalents	(1,053,147)	(3,298,079)	3,783,263

Beginning cash and cash equivalents	1,516,614	4,814,693	1,031,430

Ending cash and cash equivalents	$463,467	$1,516,614	$4,814,693

(Continued)

41.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

The estimated year-end fair values of financial instruments were:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$10,102,622	$10,103,000	$11,222,644	$11,223,000
Securities available for sale	20,436,434	20,436,000	25,215,853	25,216,000
Federal Home Loan Bank stock	2,600,500	2,601,000	2,503,700	2,504,000
Federal Reserve Bank stock	521,900	522,000	493,350	493,000
Loans held for sale	432,840	433,000	1,473,300	1,473,000
Loans, net	271,758,056	272,603,000	233,048,728	233,832,000
Accrued interest receivable	1,687,360	1,687,000	1,867,988	1,868,000
Mortgage servicing rights	2,739,685	2,740,000	2,715,011	2,715,000
Financial liabilities:
Demand and savings deposits	$(152,508,201)	$(152,508,000)	$(137,644,133)	$(137,644,000)
Time deposits	(111,443,585)	(115,566,000)	(104,075,988)	(108,289,000)
Borrowed funds	(14,636,647)	(15,100,000)	(8,635,176)	(8,964,000)
Accrued interest payable	(441,380)	(441,000)	(506,603)	(507,000)
Subordinated debentures	(5,000,000)	(5,000,000)	(5,000,000)	(5,000,000)

(Continued)

42.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

The Company and both banks were categorized as well capitalized at year-end. Actual and required capital levels (in millions) and ratios were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total capital (to risk weighted assets)
Consolidated	$38.1	13.3%	$22.9	8.0%	$28.6	10.0%
Bank of Lenawee	29.8	13.4	17.7	8.0	22.2	10.0
Bank of Washtenaw	7.8	12.2	5.1	8.0	6.4	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	35.1	12.3	11.4	4.0	17.1	6.0
Bank of Lenawee	27.5	12.4	8.9	4.0	13.3	6.0
Bank of Washtenaw	7.1	11.1	2.6	4.0	3.8	6.0
Tier 1 capital (to average assets)
Consolidated	35.1	11.6	12.1	4.0	15.2	5.0
Bank of Lenawee	27.5	11.1	9.9	4.0	12.4	5.0
Bank of Washtenaw	7.1	9.6	2.9	4.0	3.7	5.0

2002
Total capital (to risk weighted assets)
Consolidated	$36.7	14.6%	$20.2	8.0%	425.2	10.0%
Bank of Lenawee	27.8	14.0	15.9	8.0	19.9	10.0
Bank of Washtenaw	7.2	13.7	4.2	8.0	5.3	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	34.1	13.5	10.1	4.0	15.1	6.0
Bank of Lenawee	25.7	12.9	8.0	4.0	12.0	6.0
Bank of Washtenaw	6.7	12.6	2.1	4.0	3.2	6.0
Tier 1 capital (to average assets)
Consolidated	34.1	12.0	11.3	4.0	14.2	5.0
Bank of Lenawee	25.7	10.6	9.7	4.0	12.2	5.0
Bank of Washtenaw	6.7	10.9	2.4	4.0	3.1	5.0

(Continued)

43.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 16 — REGULATORY MATTERS (Continued)

Regulatory capital includes subordinated debentures issued by Lenawee Capital Trust I in December 2001 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of the Company to 25% of total Tier 1 capital. At year-end 2003 and 2002, all of the trust preferred securities were included as Tier 1 capital of the Company.

NOTE 17 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2003
First quarter	$4,632,000	$3,450,000	$856,000	.98	.98
Second quarter	4,708,000	3,523,000	852,000	.99	.98
Third quarter	4,834,000	3,712,000	882,000	1.04	1.03
Fourth quarter	4,764,000	3,657,000	645,000	.77	.76

2002
First quarter	$4,781,000	$3,180,000	$747,000	0.84	0.83
Second quarter	4,686,000	3,140,000	560,000	0.63	0.63
Third quarter	4,871,000	3,376,000	668,000	0.76	0.75
Fourth quarter	4,844,000	3,457,000	880,000	1.00	1.00

44.

PAVILION BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

The following table sets forth the range of high and low sales prices of the Company’s Common Stock during 2003, 2002, and 2001, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

	Sales Prices (1)		Cash Dividends Declared (1)
2003	High	Low
First Quarter	$45.71	$38.81	0.21
Second Quarter	$49.52	$43.33	0.22
Third Quarter	$51.43	$44.05	0.22
Fourth Quarter	$49.52	$45.71	0.44

2002	High	Low
First Quarter	$48.10	$43.81	0.21
Second Quarter	$47.62	$36.19	0.21
Third Quarter	$40.00	$33.33	0.21
Fourth Quarter	$41.43	$38.81	0.21

2001	High	Low
First Quarter	$60.95	$47.62	0.19
Second Quarter	$60.00	$50.48	0.19
Third Quarter	$57.38	$53.33	0.19
Fourth Quarter	$53.33	$45.48	0.19

(1)	All per share data has been adjusted to reflect stock splits and stock dividends including a January 5, 2004 stock dividend of 5% issued on January 30, 2004 to shareholders as of January 16, 2004.

There are 3,000,000 shares of the Company’s common stock authorized, of which 846,186 shares were issued and outstanding as of December 31, 2003. There were approximately 600 shareholders of record, including trusts and shares jointly owned, as of that date.

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

45.

Exhibit 14

PAVILION BANCORP, INC.
CODE OF ETHICS FOR DIRECTORS AND EXECUTIVE OFFICERS

In my role as a Director and/or Executive Officer of Pavilion Bancorp, Inc. (the “Company”), I certify to the Company and the Audit Committee of the Board of Directors of the Company, that I will adhere to and advocate the following principles and responsibilities governing my professional and ethical conduct to the best of my knowledge and ability:

1.	I will act with honesty and integrity, avoiding actual or apparent conflicts of interest in all personal and professional relationships.

2.	I will provide information that is accurate, complete, objective, relevant, timely and understandable.

3.	I will comply with the rules and regulations of federal, state, and local governments, and other appropriate private and public regulatory agencies.

4.	I will act in good faith, responsibly, and with due care. I will not misrepresent material facts or allow my independent judgment to be subordinated or otherwise compromised.

5.	I will respect and maintain the confidentiality of information reviewed or acquired in carrying out my duties except when authorized or otherwise legally obligated to disclose.

6.	I will share knowledge and maintain skills important and relevant to the needs of the Company.

7.	I will proactively practice and promote ethical behavior as a professional in my role with the Company.

8.	I will comply with and adhere to all of the Company’s policies and practices, including those policies governing accounting and financial reporting practices and corporate governance.

9.	I will promptly disclose to an appropriate person or persons any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest, and/or violations of this Code.

(Signature)	(Date)

Exhibit 21

Subsidiaries of Registrant

Name	Ownership	Incorporation

Bank of Lenawee Bank of Washtenaw Pavilion Financial Services, Inc. Pavilion Mortgage Company	100% 100% 100% by Bank of Lenawee 100% by Bank of Lenawee	Michigan Michigan Michigan Michigan

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement of Pavilion Bancorp, Inc. on Form S-8 (File No. 333-86636) and Form S-3D (File No. 333-112651) of our report dated January 13, 2004 on the 2003 Consolidated Financial Statements of Pavilion Bancorp, Inc., which report is included in the 2003 Annual Report on Form 10-K of Pavilion Bancorp, Inc.

CROWE CHIZEK AND COMPANY LLC

Grand Rapids, Michigan
March 19, 2004

Exhibit 31.1

CERTIFICATIONS

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Pavilion Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 22, 2004	/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Loren V. Happel, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Pavilion Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 22, 2004	/s/ Loren V. Happel —————————————— Loren V. Happel Chief Financial Officer

Exhibit 32.1

        Each of Douglas L. Kapnick, Chairman and Chief Executive Officer, and Loren V. Happel, Chief Financial Officer, of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: March 22, 2004	/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chairman and Chief Executive Officer /s/ Loren V. Happel —————————————— Loren V. Happel Chief Financial Officer

A signed original of this certification has been provided to Pavilion Bancorp, Inc. and will be retained by Pavilion Bancorp, Inc. and furnished to the Securities and Exchange Commission upon request.