Form 10-Q
period 2004-03-31
PAVILION BANCORP INC
filed 2004-05-11
CIK 1112477

Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

[__] Transition Report Pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934

_________________

Commission File #000-30521

Pavilion Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3088340 (I.R.S. Employer Identification No.)

135 East Maumee Street, Adrian, Michigan 49221
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (517) 265-5144, Fax (517) 265-3926

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [__]	No [X]

As of May 6, 2004 there were 845,420 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

ITEM NO.	DESCRIPTION	PAGE NO.

PART I - FINANCIAL INFORMATION
Item 1. Item 2. Item 3. Item 4.	Financial Statements (Condensed and Unaudited)
(a)      Report of Independent Accountants
(b)      Condensed Consolidated Balance Sheets
(c)      Condensed Consolidated Statements of Income and Comprehensive Income
(d)      Condensed Consolidated Statements of Cash Flows
(e)      Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures	3 4 5 6 7 9 13 13
PART II -OTHER INFORMATION
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.
Legal Proceedings
Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Defaults Upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Exhibits and Reports on Form 8-K
14 14 14 14 14 14
Signatures	15
Exhibit Index	16

Independent Accountant’s Report

We have reviewed the consolidated balance sheet of Pavilion Bancorp, Inc. (the Corporation) as of March 31, 2004, and the related consolidated statements of income, and cash flows for the three-month period then ended, included in the Corporation’s SEC Form 10-Q. These financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referenced above for them to be in conformity with generally accepted accounting principles.

Plante & Moran, PLLC
Auburn Hills, MI
May 7, 2004

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except share data

	March 31, 2004 (unaudited)	December 31, 2003

ASSETS
Cash and due from banks	$11,635	$10,103

Total cash and cash equivalents	11,635	10,103

Securities available for sale	30,871	20,436
Federal Home Loan Bank stock, at cost	2,633	2,601
Federal Reserve Bank stock, at cost	522	522
Loans held for sale	2,138	433
Loans receivable, net of allowance for loan losses	268,031	271,758
Premises and equipment, net	6,023	6,156
Accrued interest receivable	1,966	1,687
Mortgage servicing asset	2,743	2,740
Other assets	1,010	807

Total Assets	$327,572	$317,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$53,223	$51,913
Interest bearing	220,728	212,039

Total deposits	273,951	263,952

Borrowed funds	15,054	14,637
Accrued interest payable	442	441
Other liabilities	2,240	2,891
Trust preferred securities	5,000	5,000
Common stock subject to repurchase obligation in ESOP	3,989	3,799

Total liabilities	300,676	290,720

Shareholders' equity
Common stock and paid-in capital, no par value	12,652	10,675
Retained earnings	14,020	15,616
Accumulated other comprehensive income (loss),
net of tax	224	232

Total shareholders' equity	26,896	26,523

Total liabilities and shareholders' equity	$327,572	$317,243

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited) In thousands of dollars, except share data

	Three Months Ended March 31,

	2004	2003

Interest and dividend income
Loans receivable, including fees	$4,429	$4,331
Securities	226	283
Federal funds sold and other	14	18

Total interest and dividend income	4,669	4,632

Interest expense
Deposits	913	1,059
Federal Home Loan Bank advances	83	46
Other	89	77

Total interest expense	1,085	1,182

Net interest income	3,584	3,450
Provision for loan losses	64	140

Net interest income after provision for loan losses	3,520	3,310

Noninterest income
Service charges and fees	496	471
Gains on loan sales	389	1,608
Loan servicing fees, net of amortization	118	(498)
Other	5	(83)

	1,008	1,498

Noninterest expense
Salaries and employee benefits	1,932	2,115
Occupancy and equipment	574	562
Other	934	886

	3,440	3,563

Income before income tax	1,088	1,245
Income tax expense	329	389

Net income	$759	$856

Basic earnings per share	$.91	$.98

Diluted earnings per share	$.90	$.98

Dividends per share	$.22	$.21

CONDENSED CONSOLIDATED STATEMENT OF
CASH FLOWS (unaudited)
In thousands of dollars

	Three Months Ended March 31,

	2004	2003

Cash Flows from operating activities
Net income	$759	$856
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	187	215
Provision for loan losses	64	140
Net amortization and accretion on securities
available for sale	35	88
Net change in:
Accrued interest receivable	(278)	(165)
Loans held for sale	(1,705)	(3,693)
Other assets	(206)	1,337
Accrued interest payable	1	(15)
Other liabilities	(651)	298

Net cash from operating activities	(1,794)	(939)

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	4,200	3,157
Purchases	(14,663)	(3,000)
Purchase of Federal Reserve Bank stock	0	(8)
Purchase of Federal Home Loan Bank Stock	(33)	0
Net premises and equipment expenditures	(54)	(68)
Net decrease (increase) in loans	3,663	(4,475)

Net cash from investing activities	(6,887)	(4,394)

Cash flows from financing activities
Net change in deposits	9,999	7,941
Net change in borrowed funds	418	(1,542)
Change in shareholders' equity	(204)	(605)

Net cash from financing activities	10,213	5,794

Net change in cash and cash equivalents	1,532	461

Cash and cash equivalents at beginning of period	10,103	11,223

Cash and cash equivalents at end of period	$11,635	$11,684

Cash paid for:
Interest	$1,084	$1,197
Income taxes	175	-

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

The Banks provide a range of banking services to individuals, commercial businesses, light industries and municipal entities located in their service areas. Each bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Banks offer traditional bank deposit products, including checking, savings, money market savings, individual retirement accounts, and certificates of deposit as well as a mobile banking courier service.

NOTE 2 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three months ended March 31, 2004 and 2003 is presented below:

	2004	2003

Basic earnings per share
Net income available to common shareholders	$759	$856

Weighted average common shares outstanding	833	870

Basic earnings per share	$.91	$.98

Diluted earnings per share
Net income available to common shareholders	$759	$856

Weighted average common shares outstanding	833	870
Add: Dilutive effects of exercise of stock options	8	5

Weighted average common and dilutive
potential shares outstanding	841	875

Diluted earnings per share	$.90	$.98

NOTE 4 – ACCOUNTING FOR STOCK BASED COMPENSATION

Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income, for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three months ending March 31, 2004 and 2003 was not significant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,

	2004	2003

Net income as reported	$759	$856

Less: Stock-based compensation
expense determined under fair value
based method	$18	$16

Pro forma net income	$741	$840

Basic earnings per share as reported	$.91	$.98
Pro forma basic earning per share	.89	.97

Diluted earnings per share as reported	$.90	.98
Pro forma diluted earnings per share	.88	.96

The weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2003 were $11.43 and $10.15. The fair value of options granted during the three months ended March 31, 2004 and 2003 were estimated using an option pricing model with the following weighted average information as of the grant dates:

	2004	2003

Risk free rate of interest	3.75%	3.58%
Expected option life	8 years	8 years
Expected dividend yield	1.91%	1.96%
Expected volatility	19.49%	22.74%

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003.

FINANCIAL CONDITION

Cash and cash equivalents
Cash and cash equivalents of $11.6 million increased 15%, or $1.5 million during the first three months of 2004 reflective of routine daily fluctuation.

Securities
Securities available for sale increased $10.4 million during the first quarter of 2004. The increase represents the employment of our customers increased deposit accounts funding. The mix of the securities portfolio was enhanced by additional government agency investments of relatively short term duration.

Loans
During the first three months of 2004, loans, net of allowance for loan losses, declined $ 3.7 million, or 1.37%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. Over the long term, the trend continues toward an increased portion of small business loans in the Banks’ markets.

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

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans (but not included in (1) or (2) above) which consist of loan arrangements under the Business Manager program. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company’s classifications of nonperforming loans are generally consistent with loans identified as impaired. Management has been successful in a concerted effort to relieve the Company of the majority of its other real estate holdings and reducing its other asset balances outstanding.

The chart below shows the makeup of the Company’s nonperforming assets by type, in thousands of dollars, as of March 31, 2004 and 2003, and December 31, 2003.

	3/31/04	12/31/03	3/31/03

Nonaccrual Loans	$1,189	$1,459	$595
90 days or more past due & still accruing	461	693	1,495

Total nonperforming loans	1,650	2,152	2,090
Other real estate	412	181	643

Total nonperforming assets	$2,062	$2,333	$2,733

Nonperforming loans as a percent of total loans	.61%	.78%	.87%
Nonperforming assets as a percent of total loans	.76%	.74%	1.14%
Nonperforming loans as a percent of the allowance for loan losses	54.42%	70.76%	101.04%

The Company decreased its funding of provision for loan losses during the first quarter of 2004 over the same period in 2003 based on management’s assessment of the adequacy of the allowance for loan losses. The allowance provides for probable incurred losses in the current portfolio over time. Near term activity is expected to remain similarly moderate in proportion as experienced this quarter. Activity in the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2004 and 2003 follows:

	2004	2003

Balance at beginning of period	$3,042	$2,660
Loan charge-offs net of recoveries	(74)	(95)
Provision charged to operations	64	140

Balance at end of period	$3,032	$2,705

Deposits
Total deposits increased $10 million or 3.8% during the quarter to $274.0 million at March 31, 2004 from $264.0 million at December 31, 2003. This increase is considered to be above normal. Management anticipates deposit growth will continue during the remainder of 2004 as a result of continued expansion in the Company’s existing markets and the effects of Federal Reserve monetary policy. At present, the Federal Reserve monetary policy is creating substantial amounts of money supply in the economy and below natural market interest rates.

Liquidity
The Company’s borrowing position increased only slightly during the first quarter of 2004 from $14.6 million at year end 2003 compared to the balance of $15.1 million at the March 31, 2004 quarter end. The increase is representative of normal daily fluctuations. The Company has a number of additional liquidity sources should the need arise, and management presently has no concerns as to the liquidity position of the Company.

Capital Resources
During the first quarter of 2004, equity capital increased $372,000, primarily as a result of retention of the quarterly earnings. The number of outstanding shares at December 31, 2003 of 805,392 increased to 845,420 at March 31, 2004, as a result of a 5% stock dividend issued January 30, 2004 less fractional shares paid in cash. Management monitors the capital levels of the Company and the Banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At March 31, 2004 and December 31, 2003, the Company and the Banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

Results of Operations

Net Income
Net income declined 11.3% when comparing the results of the first three months of 2004 to the same period in 2003.

Net Interest Income
The yield on interest earning assets decreased for the quarter ended March 31, 2004 as compared to the same period in the prior year primarily as a result of the general decline of market rates. The cost of funds on interest bearing liabilities also decreased for the quarter ended March 31, 2004 as compared to the same period during the prior year due to the continued declining rate environment. With interest rates decreasing to below natural levels, the Company’s net interest margin decreased by 40 basis points over the 2003 first quarter to 4.72%. The Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the three month periods ended March 31, 2004 and 2003.

	2004 Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	2003 Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest earning assets:
Loans (1)	$270,791	$4,429	6.54%	$237,441	$4,333	7.30%
Investment securities (2)(3)	28,568	226	3.16%	26,615	283	4.25%
Federal funds sold and other	4,897	13	1.06%	5,545	18	1.30%

Total int. earning assets	305,475	4,669	6.15%	269,601	4,632	6.87%

Interest bearing liabilities:
Interest bearing demand deposits	$68,640	$126.73%		$60,266	$131.87%
Savings deposits	34,348	39.45%		30,637	53.69%
Time deposits	116,105	747	2.57%	106,577	875	3.28%
Other borrowings	18,841	173	3.67%	12,165	123	4.04%

Total int. bearing liabilities	237,937	1,085	1.83%	209,645	1,182	2.26%

Net interest income (3)		$3,584			$3,450

Net spread (3)			4.32%			4.61%

Net interest margin (3)			4.72%			5.12%

Ratio of interest earning assets to
interest bearing liabilities	1.28			1.29

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the first quarter of 2004, noninterest income from banking products and services declined 32.7% as compared to the same period in 2003. The Company’s volume of mortgage loan sales into the secondary market declined precipitously from net gains of $1.1 million on sales in the first quarter of 2003 to $.5 million in the first quarter of 2004. The decline is the result of a slight increase in mortgage rates from the prior years historic lows and the resulting refinancing activity. Losses on sales of other real estate owned caused a net loss of $83,000 in the category of other noninterest income during the first quarter of 2003. The Company continued to experience solid revenues from charges and fees associated with retail deposit services during the first quarter of 2004.

Noninterest Expense
Noninterest expense of $3,441,000 during the first quarter of 2004 declined from $3,563,000 over the same period of 2003. Total noninterest expenses for the first three months of 2004 were 3.4% below the same period for 2003. A decrease in salaries and employee benefits of approximately 8.6% was the primary factor contributing to the overall decline. This salaries and employee benefit decrease in the first quarter of 2004 is attributable to the lower than same period 2003 incentive commissions paid to the mortgage origination staff.

Federal Income Tax
Federal income taxes during the first quarter 2004 of $ 329,000 were 15.4% less than the $ 389,000 recognized during the same period in 2003 . The reduction is directly related to the decrease in income earned before income taxes.

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2003, which information can be located in the Company’s annual report on Form 10-K.

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

ITEM 2 — CHANGES IN SECURITIES, Use of Proceeds and Issuer Purchases of Equity Securities

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5 — OTHER INFORMATION — None

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Report on Form 8-K dated January 5, 2004, submitting a press release announcing declaration of a cash dividend and a stock dividend.

Report on Form 8-K dated March 19, 2004, submitting a press release announcing a cash dividend.

Report on Form 8-K dated March 16, 2004, announcing a change in certifying accountants.

Report on Form 8-K/A filed March 26, 2004, amending Form 8-K dated March 16, 2004, and filing letter from former certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004 Date: May 7, 2004	Pavilion Bancorp, Inc. /s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer /s/ Loren V. Happel —————————————— Loren V. Happel Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: May 7, 2004

/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer

EXHIBIT 31.2

I, Loren V. Happel, certify that:

4.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;

5.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

6.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: May 7, 2004

/s/ Loren V. Happel —————————————— Loren V. Happel Chief Financial Officer

EXHIBIT 32.1

        Douglas L. Kapnick, Chief Executive Officer of Pavilion Bancorp, Inc. and Loren V. Happel, Chief Financial Officer of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc..

Dated: May 7, 2004

/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer /s/ Loren V. Happel —————————————— Loren V. Happel Chief Financial Officer