Form 10-Q
period 2004-06-30
PAVILION BANCORP INC
filed 2004-08-13
CIK 1112477

Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d)of
the Securities Exchange Act of 1934

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

Yes |X| No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [__] No |X|

As of August 11, 2004 there were 845,420 outstanding shares of the registrant’s common stock, no par value.

ITEM NO.	CROSS REFERENCE TABLE DESCRIPTION	PAGE NO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Condensed and Unaudited)
(a) Report of Independent Accountants	3
(b) Condensed Consolidated Balance Sheets	4
(c) Condensed Consolidated Statements of Income and Comprehensive Income	5
(d) Condensed Consolidated Statements of Cash Flows	6
(e) Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II -OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14

Signatures	16

Exhibit Index	17

Independent Accountant’s Report

We have reviewed the consolidated balance sheet of Pavilion Bancorp, Inc. (the Corporation) as of June 30, 2004, and the related consolidated statements of income, and cash flows for the three and six-month period then ended, included in the Corporation’s SEC Form 10-Q. These financial statements are the responsibility of the Corporation’s management.

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

Plante & Moran, PLLC
Auburn Hills, MI
August 11, 2004

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
                              In thousands of dollars

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
Cash and due from banks	$ 11,113	$ 10,103

Total cash and cash equivalents	11,113	10,103
Securities available for sale	22,054	20,436
Federal Home Loan Bank stock, at cost	2,601	2,601
Federal Reserve Bank stock, at cost	522	522
Loans held for sale	2,593	433
Loans receivable, net of allowance for loan losses	277,540	271,758
Premises and equipment, net	6,299	6,156
Accrued interest receivable	1,776	1,687
Mortgage servicing asset	2,796	2,740
Other assets	1,038	807

Total Assets	$ 328,332	$317,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$ 56,645	$ 51,913
Interest bearing	211,733	212,039

Total deposits	268,378	263,952
Borrowed funds	12,048	14,637
Federal funds purchased	9,080	0
Accrued interest payable	322	441
Other liabilities	2,310	2,891
Subordinated debentures	5,000	5,000
Common stock subject to repurchase obligation in ESOP	4,115	3,799

Total liabilities	301,253	290,720
Shareholders' equity
Common stock and paid-in capital, no par value	12,536	10,675
Authorized 3,000,000; Issued 845,420 shares at 6/30/04;
846,186 shares at 12/31/03
Retained earnings	14,676	15,616
Accumulated other comprehensive income (loss), net of tax	(133)	232

Total shareholders' equity	27,079	26,523

Total liabilities and shareholders' equity	$ 328,332	$317,243

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME (unaudited)
In thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest and dividend income
Loans receivable, including fees	$4,450	$ 4,455	$8,879	$ 8,786
Securities	241	245	467	528
Federal funds sold and other	2	8	16	26

Total interest and dividend income	4,693	4,708	9,362	9,340
Interest expense
Deposits	772	1,006	1,685	2,065
Federal Home Loan Bank advances	107	103	213	149
Other	67	76	134	153

Total interest expense	946	1,185	2,032	2,367

Net interest income	3,747	3,523	7,330	6,973
Provision for loan losses	88	295	152	435

Net interest income after provision for loan losses	3,659	3,228	7,178	6,538
Noninterest income
Service charges and fees	427	470	816	941
Gains on loan sales	476	2,210	865	3,818
Loan servicing fees, net of amortization	105	(758)	224	(1,256)
Other	79	(34)	192	(117)

	1,087	1,888	2,097	3,386
Noninterest expense
Salaries and employee benefits	2,011	2,374	3,943	4,489
Occupancy and equipment	564	556	1,138	1,118
Other	940	922	1,875	1,808

	3,515	3,852	6,956	7,415

Income before income tax	1,231	1,264	2,319	2,509
Income tax expense	372	412	701	801

Net income	$ 859	$ 852	$1,618	$ 1,708

Basic earnings per share	$ 1.02	$ 1.04	$ 1.91	$ 2.07

Diluted earnings per share	$ 1.01	$ 1.03	$ 1.90	$ 2.05

Dividends per share	$ .24	$ .23	$ .48	$ .45

      CONDENSED CONSOLIDATED STATEMENT OF
         CASH FLOWS (unaudited)
         In thousands of dollars

	Six Months Ended June 30,
	2004	2003
Cash Flows from operating activities
Net income	$ 1,618	$ 1,708
Adjustments to reconcile net income to
net cash from/(for) operating activities
Depreciation	374	424
Provision for loan losses	152	435
Net amortization and accretion on securities
available for sale	71	170
Net change in:
Accrued interest receivable	(89)	136
Loans held for sale	(1,593)	437
Gain on sale of loans	(865)	(3,818)
Other assets	106	1,645
Accrued interest payable	(119)	(71)
Other liabilities	(377)	30

Net cash (used in) provided by operating activities	(722)	1,096

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	12,716	5,006
Purchases	(14,670)	0
Purchase of Federal Reserve Bank stock	0	(79)
Net premises and equipment expenditures	(517)	(107)
Net increase in loans	(6,319)	(22,658)

Net cash used in investing activities	(8,790)	(17,838)

Cash flows from financing activities
Net change in deposits	4,430	15,996
Net change in borrowed funds	6,491	2,522
Payment of dividends	(399)	(1,386)

Net cash provided by financing activities	10,522	17,132

Net change in cash and cash equivalents	1,010	390
Cash and cash equivalents at beginning of period	10,103	11,223

Cash and cash equivalents at end of period	$ 11,113	$ 11,613

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$ 2,150	$ 2,438
Income taxes	525	345

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

NOTE 2 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and six months ended June 30, 2004 and 2003 is presented below:

	Three Months Ended June 30		Six Months Ended June 30
	(dollars in thousands, except per share data)
	2004	2003	2004	2003
Basic earnings per share
Net income available to common shareholders	$859	$852	$1,618	$1,708

Weighted average common shares outstanding	845	819	846	824

Basic earnings per share	$1.02	$1.04	$ 1.91	$ 2.07

Diluted earnings per share
Net income available to common shareholders	$859	$852	$1,618	$1,708

Weighted average common shares outstanding	845	819	846	824
Add: Dilutive effects of exercise of stock options	3	6	6	11

Weighted average common and dilutive
potential shares outstanding	848	825	852	835

Diluted earnings per share	$1.01	$1.03	$ 1.90	$ 2.05

NOTE 4 – ACCOUNTING FOR STOCK BASED COMPENSATION

Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income, for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three and six months ended June 30, 2004 and 2003 was not significant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	June 30,		June 30,
(dollars in thousands, except per share data)
	2004	2003	2004	2003

Net income as reported	$ 859	$ 852	$ 1,618	$ 1,708
Less: Stock-based compensation
expense determined under fair value
based method	$ 10	$ 16	$ 16	$ 33

Pro forma net income	$ 849	$ 836	$ 1,602	$ 1,675

Net Income per Common Share:
Basic earnings per share as reported	$ 1.02	$ 1.04	$ 1.91	$ 2.07
Pro forma basic earning per share	$ 1.00	$ 1.02	$ 1.89	$ 2.03
Diluted earnings per share as reported	$ 1.01	$ 1.03	$ 1.90	$ 2.05

Pro forma diluted earnings per share	$ 1.00	$ 1.01	$ 1.88	$ 2.01

The weighted average fair value of stock options granted during the six months ended June 30, 2004 and 2003 were $11.43 and $10.15, respectively. The fair value of options granted during the six months ended June 30, 2004 and 2003 were estimated using an option pricing model with the following weighted average information as of the grant dates:

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

NOTE 5 – SUBSEQUENT EVENT

On July 16, 2004 Pavilion Bancorp executed a definitive agreement for the sale of the Bank of Washtenaw to Dearborn Bancorp, Inc. pending regulatory approval and certain other conditions (“Washtenaw Sale”). Subject to regulatory approval and certain other conditions, the sale is expected to be completed in the fourth quarter for the sum of $15,000,000. As of June 30, 2004 the Bank of Washtenaw has $72.6 million in total assets and $7.1 million in equity. For the six month period ended June 30, 2004 Bank of Washtenaw earned $73,700. A Form 8-K was filed with the Securities and Exchange Commission on July 19, 2004 detailing this transaction.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003.

The Washtenaw Sale described in Note 5 to the Consolidated Financial Statements is subject to regulatory approval and other conditions. If the Washtenaw sale is completed as contemplated, it is anticipated that the transaction will have a positive impact on the Company’s financial condition and results of operations. The transaction will result in a reduction of consolidated assets (primarily loans, currently $66.5 million), and liabilities (primarily deposits, currently $72.6 million). However, the Company’s capital position is expected to be strengthened by the amount of the net after tax and transaction expense proceeds to be received in the transaction. The earnings on the additional capital are expected to more than offset the earnings contributed by Bank of Washtenaw to the Company’s consolidated results of operations. Management and the Board are developing a plan for the deployment of the additional capital in a manner which will support enhanced growth and expansion in the Lenawee County market area while maximizing the return on that investment. In the interim, the net proceeds from the transaction will be invested in short-term securities.

FINANCIAL CONDITION

Cash and cash equivalents
Cash and cash equivalents of $11.1 million increased 10.0%, or $1.01 million during the first six months of 2004 reflective of routine daily fluctuation.

Securities
Securities available for sale increased $1.6 million or 7.9% to $22.1 million during the first six months of 2004. The increase represents the investment of our customers’ increased deposit accounts funding. The mix of the securities portfolio was enhanced by additional government agency investments.

Loans
During the first six months of 2004, loans, net of allowance for loan losses, increased $5.8 million or 2.1%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. Over the long term, the trend continues toward an increased portion of small business loans in the Banks’ markets. Additionally, the increase in loans was partially due to the increase in loans held for sale at June 30, 2004. This increase of $2.2 million was due to timing of their sale to third parties including Fannie Mae, Freddie Mac and FHLB. The sale occurred subsequent to month-end.

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

The chart below shows the makeup of the Company’s nonperforming assets by type, in thousands of dollars, as of June 30, 2004 and 2003, and December 31, 2003.

	June 30, 2004	December 31, 2003	June 30, 2003
Nonaccrual Loans	$1,123	$1,459	$541
90 days or more past due & still accruing	198	693	1,443

Total nonperforming loans	1,321	2,152	1,984
Other real estate	552	181	472

Total nonperforming assets	$1,873	$2,333	$2,456

Nonperforming loans as a percent of total loans	.47%	.77%	.77%
Nonperforming assets as a percent of total loans	.67%	.83%	.95%
Nonperforming loans as a percent of the allowance for loan losses	42.76%	70.76%	68.77%

The Company decreased its funding of provision for loan losses during the three month period by $.21 million and $.28 million during the six month period ended June 30, 2004 as compared to the same periods in 2003 based on management’s assessment of the adequacy of the allowance for loan losses primarily as a result of smaller growth and an overall improvement in credit quality throughout the portfolio. The allowance provides for probable incurred losses in the current portfolio over time. Near term activity is expected to remain similarly moderate in proportion as experienced this quarter. Activity in the allowance for loan losses, in thousands of dollars, for the six months ended June, 2004 and 2003 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Balance at beginning of period	$3,032	$2,705	$3,042	$2,660
Loan charge-offs net of recoveries	(31)	(115)	(105)	(210)
Provision charged to operations	88	295	152	435

Balance at end of period	$3,089	$2,885	$3,089	$2,885

Deposits
Total deposits increased $4.4 million or 1.7% during the six month period to $268.4 million at June 30, 2004 from $264.0 million at December 31, 2003. The non-interest bearing deposits increased $4.7 million or 9.1% during the six month period ended June 30, 2004 as compared to a $9.3 million or 19% increase during the same period in 2003.

Liquidity
The Company’s borrowing position increased $6.5 million during the first six months of 2004 from $14.6 million at year end 2003 to $21.1 million at June 30, 2004. The increase is representative of normal daily fluctuations. The Company has a number of additional liquidity sources should the need arise, including Federal Home Loan Bank advances and the purchase of Federal Funds; management presently has no concerns as to the liquidity position of the Company.

Capital Resources
During the first six months of 2004, equity capital increased $556,000 or 2.10% to $27.1 million, primarily as a result of retention of quarterly earnings offset by the payment of dividends and the $365,000 decrease (net of income tax) in unrealized gains on available for sale securities. The number of outstanding shares at December 31, 2003 of 805,392 increased to 845,420 during the first six months as the result of a 5% stock dividend issued January 30, 2004 less fractional shares paid in cash. Management monitors the capital levels of the Company and the Banks to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

At June 30, 2004 and December 31, 2003, the Company and the Banks exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

Results of Operations

Net Income
Net income declined $90,000 or 5.3% when comparing the results of the first six months of 2004 to the same period in 2003. 2004 revenues are reflective of the reduced activity within the mortgage re-financing market as compared to the same period in 2003. This revenue reduction is offset by an interest expense reduction of 14.2% for the same six months of 2003. Net Income increased by .8% during the three months ended June 30, 2004 as compared to the same period in 2003 due to an increase of the net interest margin after provision for loan losses of $431,000 or 13.4% and a decrease of $40,000 or 9.7% in the federal income tax expense respectively.

Net Interest Income
The yield on interest earning assets decreased 69 basis points for the six months ended June 30, 2004 as compared to the same period in the prior year primarily as a result of the general decline of market rates. The cost of funds on interest bearing liabilities also decreased for the quarter ended June 30, 2004 as compared to the same period during the prior year due to the reduction in interest rates. With interest rates decreasing, the Company’s net interest margin decreased by 30 basis points, as compared to the first six months of 2003, to 4.81%. Net interest income for the three month period ended June 30, 2004 increased by 13.3% or $431,000 as compared to the same period in 2003. This was the result of lower interest expense and a lower provision for loan losses for the second quarter of 2004 as compared to 2003. The Company’s net interest margin remains quite strong, and management continues to take steps to neutralize portions of this risk.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the six month periods ended June 30, 2004 and 2003.

	Average Outstanding Balance	2004 Interest Earned/ Paid	Yield/ Rate	Average Oustanding Balance	2003 Interest Earned/ Paid	Yield/ Rate
			(dollars in thousands)
Interest earning assets:
Loans (3)	$273,494	$8,879	6.49%	$ 244,572	$ 8,786	7.18%
Investment securities (2)(3)	28,374	467	3.28%	23,641	528	4.47%
Federal funds sold and other	3,047	16	.98%	4,868	26	1.07%

Total int. earning assets	304,915	9,362	6.15%	273,081	9,340	6.84%
Interest bearing liabilities:
Interest bearing demand deposits	$54,823	$238	.87%	$ 59,099	$ 257	.87%
Savings deposits	34,725	62	.35%	31,463	108	.69%
Time deposits	112,092	1,385	2.47%	107,447	1,700	3.16%
Other borrowings	28,034	347	2.48%	11,715	302	5.16%

Total int. bearing liabilities	229,674	2,032	1.77%	209,724	2,367	2.26%
Net interest income (3)		$7,330			$ 6,973

Net spread (3)			4.38%			4.58%

Net interest margin (3)			4.81%			5.11%

Ratio of interest earning assets to
interest bearing liabilities	1.33			1.30

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

Noninterest Income
For the first six months of 2004, noninterest income from banking products and services declined 38.1% as compared to the same period in 2003 due primarily to a decrease in gains on the sale of mortgages. The Company’s volume of mortgage loan sales into the secondary market continued to decline from net gains of $3.8 million on sales in the first six months of 2003 to $.865 million in the first six months of 2004. This decline was 55.4%, or $.6 million, for the three month period ended June 30, 2004 as compared to 2003. The decline resulted from an increase in mortgage rates from the prior years’ historic lows and the resulting refinancing activity.

Noninterest Expense
Noninterest expense of $7.0 million during the first six months of 2004 declined $.4 million or 6.2% from the level of noninterest expense during the same period of 2003. Most of this decrease was attributable to lower commissions paid to the mortgage origination staff, as was the decrease in noninvestment expense comparing the second quarter of 2004 with the same period in 2003.

Federal Income Tax
The reduction in federal incomes taxes of $40,000 and $101,000 during the three and six month periods ended Jun 30, 2004 respectively, is directly related to the decrease in income earned before income taxes.

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

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

•	changes in interest rates and interest rate relationships; demand for products and services;
•	the degree of competition by traditional and non-traditional competitors;
•	changes in banking regulations; o changes in tax laws;
•	changes in prices, levies and assessments;
•	the impact of technology, governmental and regulatory policy changes;
•	the outcome of pending and future litigation and contingencies;
•	trends in customer behavior as well as their ability to repay loans; and
•	changes in the national and local economies.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company's wholly-owned subsidiaries, Bank of Lenawee and Bank of Washtenaw, are involved in ordinary routine litigation incident to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Banks. Neither the Banks nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Banks, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on April 22, 2004. At that meeting, the following matters were submitted to a vote of the shareholders. There were 845,425 voting shares outstanding on March 8, 2004, the record date for the meeting. 610,069 shares or 72% voted as follows:

Directors nominated for terms expiring in 2007: Fred R. Duncan Dennis E. Pearsall Emory M. Schmidt Selection of Auditors for 2004 Plante & Moran, PLLC	For 584,055 579,071 538,442 For 603,375	Against 26,014 30,998 26,627 Against 2,007	Abstain 0 0 0 Abstain 4,687

ITEM 5 — OTHER INFORMATION — None

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Report on Form 8-K dated April 30, 2004, submitting a shareholder report with respect to the first quarter results of operations.

        Report on Form 8-K dated June 21, 2004, submitting a press release announcing a cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2004 Date: August 11, 2004	Pavilion Bancorp, Inc. /s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit         Description

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 11, 2004

/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer

EXHIBIT 31.2

I, Mark D. Wolfe, certify that:

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

Date: August 11, 2004

/s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer

EXHIBIT 32.1

        Douglas L. Kapnick, Chief Executive Officer of Pavilion Bancorp, Inc. and Mark D. Wolfe, Interim Chief Financial Officer of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: August 11, 2004

/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer