Form 10-Q
period 2004-09-30
PAVILION BANCORP INC
filed 2004-11-15
CIK 1112477

United States
Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [__] No [X]

As of October 25, 2004, there were 851,447 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS
(a) CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	September 30, 2004 (unaudited)	December 31, 2003

ASSETS
Cash and due from banks	$3,870	$2,935
Securities available for sale, at fair value	22,210	20,551
Federal Home Loan Bank stock, at cost	2,601	2,601
Federal Reserve Bank stock, at cost	266	266
Loans held for sale	1,507	433
Loans receivable	218,217	209,466
Allowance for loan losses	(2,396)	(2,302)

Net loans	215,821	207,164
Premises and equipment, net	5,805	5,410
Accrued interest receivable	1,800	1,430
Mortgage servicing asset	2,810	2,740
Other assets	1,764	797
Assets of discontinued operation	76,147	72,916

Total Assets	$334,601	$317,243

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$45,521	$42,715
Interest bearing	170,785	159,651

Total deposits	216,306	202,366

Borrowed Funds	9,540	10,471
Accrued interest payable	328	294
Other liabilities	2,652	2,948
Trust preferred subordinated debt	5,000	5,000
Common stock subject to repurchase obligation in ESOP	3,787	3,799
Liabilities of discontinued operation	68,882	65,841

Total liabilities	306,495	290,720

Shareholders' equity
Common stock and paid-in capital, no par value, 3,000,000 shares	10,820	10,675
authorized; 845,420 and 805,892 issued and outstanding at September 30, 2004 and December 31, 2003, respectively
Retained earnings	17,221	15,616
Accumulated other comprehensive income (loss),
net of tax	65	232

Total shareholders' equity	28,106	26,523

Total liabilities and shareholders' equity	$334,601	$317,243

See accompanying notes to condensed consolidated financial statements.

PART I
FINANCIAL INFORMATION

(b) CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
In thousands of dollars, except per share data

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Interest and dividend income
Loans, including fees	$3,557	$3,611	$10,465	$10,557
Securities	204	200	666	724
Federal funds sold and other	5	16	9	26

	3,766	3,827	11,140	11,307
Interest expense
Deposits	535	631	1,608	2,051
Federal Home Loan Bank advances	104	94	317	243
Other	61	74	172	216

Total interest expense	700	799	2,097	2,510

Net interest income	3,066	3,028	9,043	8,797
Provision for loan and lease losses	63	135	215	455

Net interest income after provision
for loan and lease losses	3,003	2,893	8,828	8,342

Non-interest income
Service charges and fees	374	341	1,083	1,011
Gains on loan sales	303	1,610	1,166	5,428
Loan servicing fees, net of amortization	143	(319)	369	(1,575)
Other	54	58	225	86

Total non-interest income	874	1,690	2,843	4,950

Non-interest expense
Salaries and employee benefits	1,810	2,070	5,162	5,940
Occupancy and equipment	389	414	1,215	1,182
Professional services	140	70	396	184
Marketing	132	53	266	98
Data processing services	107	115	332	319
Postage and mobile courier	78	79	227	234
Director and shareholders	32	36	144	121
Loan and collection	84	117	257	387
Other	278	296	640	910

Total non-interest expense	3,050	3,250	8,639	9,375

Income from continuing operations before income taxes	827	1,333	3,032	3,917
Provision for income tax	251	431	912	1,257

Income from continuing operations	$576	$902	$2,120	$2,660

Discontinued operations
Income (loss) from operation of discontinued component	177	(31)	291	(106)
Provision (benefit) for income taxes	61	(11)	101	(36)

Income from discontinued operation	116	(20)	190	(70)

Net income	$692	$882	$2,310	$2,590

Earnings per share from continuing operations
Basic	$.68	$1.11	$2.51	$3.25

Diluted	$.67	$1.10	$2.48	$3.23

Earnings per share from discontinued operations
Basic	$.14	$(.02)	$.22	$(.09)

Diluted	$.14	$(.02)	$.22	$(.08)

Net earnings per share
Basic	$.82	$1.09	$2.73	$3.16

Diluted	$.81	$1.08	$2.70	$3.15

See accompanying notes to condensed consolidated financial statements.

(c) CONDENSED CONSOLIDATED STATEMENTS OFCASH FLOWS
(unaudited)
In thousands of dollars

	Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities
Net income from continuing operations	$2,120	$2,660
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	405	406
Provision for loan losses	215	455
Net amortization and accretion on securities
available for sale	102	98
Net change in:
Accrued interest receivable	(369)	(31)
Loans held for sale	(313)	3,982
Gains on sale of loans	(1,166)	(5,427)
Other assets	(4,370)	(6,070)
Accrued interest payable	33	78
Other liabilities	2,826	6,754

Net cash provided by operating activities	(517)	2,885

Cash flows from investing activities
Proceeds from:
Maturities, calls and principal payments on
securities available for sale	12,646	7,672
Purchases of:
Federal Reserve Bank stock	0	(110)
Securities available for sale	(14,670)	(6,504)
Premises and equipment, net	(800)	(264)
Net increase in loans	(8,177)	(18,572)

Net cash used in investing activities	(11,001)	(17,758)

Cash flows from financing activities
Net increase in deposits	13,939	15,762
Net change in borrowed funds and capital securities	(931)	1,123
Change in shareholders' equity	(555)	(1,852)

Net cash provided by financing activities	12,453	15,033

Net change in cash and cash equivalents	935	160

Cash and cash equivalents at beginning of period	2,935	2,775

Cash and cash equivalents at end of period	$3,870	$2,935

Cash paid for:
Interest	$2,097	$2,487
Income taxes	912	1,257

(d) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(unaudited)

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The unaudited condensed consolidated financial statements include the accounts of Pavilion Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Bank of Lenawee (the “Bank”) and Bank of Washtenaw (together with Bank of Lenawee, the “Banks”). The Company consummated sale of the Bank of Washtenaw effective October 29, 2004. Please refer to Note 5 – Discontinued Operations for information regarding activity related to the Bank of Washtenaw. The Bank of Lenawee includes its wholly-owned subsidiaries, Pavilion Financial Services and Pavilion Mortgage Company (the “Mortgage Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

The Bank provides a range of banking services to individuals, commercial businesses, light industries and municipal entities located in its service area. The Bank maintains a diversified loan portfolio with loans to business enterprises for current operations and expansion and loans to individuals for home mortgages, automobiles and personal expenditures. The Bank offers traditional bank deposit products, including checking, savings, money market savings, individual retirement accounts, certificates of deposit as well as a mobile banking courier service.

NOTE 2 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pavilion Bancorp, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows, have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10 for the year ended December 31, 2003.

NOTE 3 – ACCOUNTING FOR STOCK-BASED COMPENSATION

Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three and nine months ended September 30, 2004 and 2003 was not significant. The following table illustrates the effect on net income and earnings per share had the company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation as indicated in the pro forma amounts below.

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Income from continuing operations	$576	$902	$2,120	$2,660

Less: Stock-based compensation
expense determined under fair value
based method	(9)	(16)	(27)	(49)

Pro forma income	$567	$886	$2,093	$2,611

Basic earnings per share from continuing operations	$.68	$1.12	$2.51	$3.25
Pro forma basic earnings per share	.67	1.10	2.48	3.19

Diluted earnings per share from continuing operations	.67	1.11	2.48	3.23
Pro forma diluted earnings per share	.66	1.09	2.45	3.17

The weighted average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 were $10.15 and $16.69. The fair value of options granted during the nine months ended September 30, 2004 and 2003 were estimated using an option pricing model with the following weighted average information as of the grant dates:

	2004		2003

Risk free rate of interest	3.75%		3.58%
Expected option life	8 yea	rs	8 yea	rs
Expected dividend yield	1.91%		1.96%
Expected volatility	19.49%		22.74%

In future years, as additional options are granted, the pro-forma effect on net income and earnings per share may decrease. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and have varying vesting schedules.

NOTE 4 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted – average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding stock options.

A reconciliation of the numerators and denominators of the basic earnings and diluted earnings per share computations for the three and nine months ended September 30, 2004 and 2003 is presented below in thousands, except for per share information:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Income from continuing operations	$576	$902	$2,120	$2,660

Average number of common shares
outstanding to calculate basic
earnings per common share from continuing operations	845,420	808,892	845,539	818,606

Effect on diluted stock offerings	10,914	6,106	9,572	6,032

Average number of common shares
outstanding used to calculate
diluted earnings per common share from
continuing operations	856,334	814,998	855,111	824,632

NOTE 5 – DISCONTINUED OPERATIONS

On July 16, 2004 Pavilion Bancorp, Inc. announced that it had signed a definitive agreement to sell the Bank of Washtenaw for $15,000,000. Sale of Bank of Washtenaw was initiated to concentrate the Company’s resources in the Lenawee County market, where the Board of Directors concluded more profit and growth potential exists. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the company on January 1, 2002, the financial position and results of operations of Bank of Washtenaw are removed from the detail line items in the company’s financial statements and presented separately as “discontinued operations.” The sale was completed on October 29, 2004.

A condensed balance sheet and Statement of Operations for Bank of Washtenaw follows (in thousands):

	September 30, 2004	December 31, 2003

ASSETS
Cash and federal funds sold	$7,417	$7,169
Securities available for sale	256	141
Loans, net	67,621	64,593
Premises and equipment, net	631	746
Other assets	222	267

Total assets	76,147	72,916

LIABILITIES
Deposits	$64,828	$61,585
Federal Home Loan Bank advances	3,977	4,166
Other liabilities	77	90

Total liabilities	68,882	65,841

Equity	7,265	7,075

Total liabilities and equity	76,147	72,916

	For the Three Months Ended		For the Nine Months Ended

	September 30 2004	September 30 2003	September 30 2004	September 30 2003

Interest income	$1,078	$1,019	$3,074	$2,889
Interest expense	304	336	948	1,001

Net interest income	774	683	2,126	1,888

Provision for loan losses	19	49	19	164
Non-interest income	71	121	221	357
Non-interest expense	649	786	2,037	2,187
Income tax (benefit)	61	(11)	101	(36)

Net (loss)	116	(20)	190	(70)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003.

Forward-Looking Statements

This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is management’s estimate of losses inherent in the Bank’s loan and lease portfolio. Management relies on a number of factors and sources of information in preparing this estimate. These include, but are not limited to, internal credit analyses and loan risk ratings, local economic conditions and trends, regulatory requirements, collateral values, loan types and loan documentation. Accordingly, the allowance for loan and lease losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loan types and other subjective factors management may believe to be relevant and/or material.

Loan Classifications

The Company has established a risk rating system for loans that evaluates a variety of credit quality-related characteristics of each loan being rated. Initial risk ratings for loans are established by the originating (or assigned) lending official. The lending official is responsible for the continuing accuracy of the risk rating and is authorized to downgrade a loan to a lower risk rating if warranted by any information received. Loan risk ratings are also evaluated for accuracy through several processes that are independent of the loan origination process. The Bank retains independent consultants to review the accuracy of loan risk ratings on an annual basis. These results are reported to senior management of the Bank, as well as the Audit Committee and the Board of Directors. Additionally, the Bank’s Chief Credit Officer monitors individual loan risk ratings and overall credit quality through several monitoring systems and reports. The Chief Credit Officer reports directly to the CEO of the Bank and is independent of the loan origination process. Criticized loans have been risk-rated 5 and are individually included on a monthly Loan Watch Report submitted to senior management and the Board of Directors of the Bank. Classified loans have been risk-rated 6, 7 or 8 and are individually included on a monthly Problem Loan Report submitted to senior management and the Board of Directors of the Bank. The Bank’s Loan Policy specifically defines the characteristics of each risk rating as follows:

1 Rating: “Essentially risk free credit. Credit to premier customers having the bank’s highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of RMA ratios). Secured by readily marketable liquid collateral (traded stocks, bonds, certificates of deposit, savings account, etc.) with comfortable margins. Highly profitable firms that have a track record of always servicing their debts. Possible characteristic of such accounts:

-	Substantial net worth
-	Low debt to worth ratio
-	Significantly above average working capital
-	Current accounts payable
-	Deposits are 15% of outstanding loans
-	25% of assets are liquid"

2 Rating: “Low risk. Multiple ‘strong’ sources of repayment. Debt of borrower is modest relative to the borrower’s financial strength and ability to pay. Borrower must be profitable, have a demonstrated track record, very strong cash flow and margins above projected needs. Loan supported by unaudited financial statements containing strong balance sheets and five consecutive years of profits combined with a satisfactory relationship with the Bank. Customer demonstrates the ability to manage the working capital position and term financing requirements. Possessing a sound repayment source (and a secondary source) which definitely will allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character. Other characteristics:

-	Significant net worth
-	Better than average debt to worth ratio (e.g. 2.0 to 1 or less)
-	Above average working capital ratio
-	Current accounts payable
-	Secured loans must have collateral Loan/value ratio of 70% or lower
-	10% of assets are liquid”

3 Rating: “Moderate risk. ‘Good’ primary and secondary sources of repayment. Debt of the borrower is reasonable relative to borrower’s financial strength and ability to pay. Borrower must be profitable, have a demonstrated track record, exhibits sufficient cash flow and margins above projected needs. Borrowers have satisfactory asset quality and liquidity, adequate debt capacity and coverage, and good management in critical positions. Earning statements may reflect a one year loss, but borrowers have sufficient strength and financial flexibility to offset this event. Occasionally has a need for working capital and or term financing. Other characteristics:

-	Acceptable net worth
-	Acceptable industry average for debt to worth ratio
-	Adequate working capital
-	Not significantly slow in paying accounts payable
-	Cash flow ratio = 1.3 or above”

4 Rating: “ Acceptable risk. Sufficient primary source of repayment and acceptable secondary source of repayment has either:

-	Minimum net worth
-	Fairly high debt to worth ratio - Adequate cash flow ratio (1.2 or above) with higher than desired leverage; or marginal cash flow (1.2 or below) with strong capitalization and liquidity.
-	Declining earnings, limited additional debt capacity, or market fundamentals that indicate above average risks.”

5 Rating: “Borderline risk, potential weaknesses. Borrowers who exhibit potential credit weaknesses or downward trends deserving bank management’s attention. If not checked or corrected, these trends will weaken the bank’s asset position. Acceptable primary source of repayment, but less than preferable secondary source of repayment. Credit will have minimal excess cash flow, and financially will be moderately or highly leveraged. A “satisfactory” credit exhibits manageable credit risk with two measurable sources of repayment. Loans may lack technical or legal support, including deficiencies in loan documentation.

-	Little or no net worth
-	High debt to worth ratio
-	Cash Flow ratio = 1.1 or above
-	Start up or deteriorating industries or with a poor and declining market share in an average industry
-	An element of asset quality, financial flexibility, or management is below average”

6 Rating: “Substandard. A loan with well-defined credit weakness or weaknesses that jeopardize liquidation of the debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. These may be loans that have been restructured so that payment terms and collateral represent major concessions to the borrower when compared to normal loan terms. Also, this category should include those loans with contemplated or pending foreclosure or legal action due to the apparent deterioration in the credit. Loans are characterized by the distinct possibility that a bank will sustain loss if the deficiencies are not corrected. Loss potential, while existing in aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.”

7 Rating: “Doubtful. A loan with weaknesses inherent to a substandard loan. The loan also has the added provision that the weaknesses make collection of debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain known factors which may work to the advantage and strengthening of the asset, (i.e., capital injection, perfecting liens on additional collateral, refinancing plans, etc.) its classification as an estimated loss is deferred until its more exact status may be determined.”

8 Rating: “Loss. Loans classified as Loss are considered uncollectible and of such nominal value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is unpractical or desirable to defer writing-off this basically worthless asset, even though partial recovery may be affected in the future. Losses should be taken in the period in which they surface as uncollectible. Known losses should be in process of charge off.”

Mortgage Servicing Rights (“MSR”)

The Bank records the original MSR based on market data. A periodic independent third party valuation is completed to determine potential impairment of MSR as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact on the carrying value of the MSR asset. Beginning with the third party independent valuation completed as of September 30, 2004, periodic valuations will be completed quarterly. Previously, independent third party valuations were completed twice per year.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based upon the tax effects of the various temporary differences between book and tax bases of the various balance sheet asset and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Financial Overview

Total assets increased by $17.3 million or 5.45% from December 31, 2003 to September 30, 2004. This increase was primarily the result of an increase in loans outstanding. Total loans, net of the allowance for loan and lease losses, increased by $8.8 million or 4.2% from December 31, 2003 to September 30, 2004. Investment securities available for sale increased $1.7 million or 8% from December 31, 2003 to September 30, 2004. Total deposits increased $13.9 million or 6.9% from December 31, 2003 to September 30. 2004. Borrowed funds decreased $931,000 or 8.9%. Net income from continuing operations for the three months ended September 30, 2004 was $576,000 compared to $902,000 for the same period in 2003. For the nine months ended September 30, 2004, net income from continuing operations was $2.1 million compared to $2.7 million for the same period in 2003. Consolidated net income for the three months ended September 30, 2004 was $692,000 compared to $882,000 for the same period in 2003. Consolidated net income for the nine months ended September 30, 2004 was $2.3 million, compared to $2.6 million for the same period in 2003. Basic earnings per share (“EPS”) from continuing operations and diluted EPS from continuing operations for the three months ended September 30, 2004 were $.68 per share and $.67 per share, respectively. For the same period in 2003 basic and diluted EPS from continuing operations were $1.11 and $1.10, respectively. For the nine months ended September 30, 2004, basic and diluted EPS from continuing operations were $2.51 and $2.48, respectively. For the same period in 2003 basic and diluted EPS from continuing operations were $3.25 and $3.23, respectively.

FINANCIAL CONDITION

Investments and Fed Funds Sold

Total investments comprising securities available for sale were $22.2 million at September 30, 2004, compared to $20.5 million at December 31, 2003. The increase is attributable to growth in deposits beyond funds required to meet existing loan demand. Investments in the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis remained unchanged at $266,000 and $2.6 million, respectively. The Bank did not have any Fed Funds Sold at September 30, 2004 or December 31, 2003.

Loans and Allowance for Loan and Lease Losses

The following table summarizes the Company’s loan portfolio and loan mix at September 30, 2004 and December 31, 2003:

Consolidated Loans Outstanding, net of deferred fees/costs
(000's omitted)	September 30, 2004		December 31, 2003

	Amount	Percent of Loans	Amount	Percent of Loans
Commercial	$122,370	55.7%	$120,863	57.6%
Agricultural	35,868	16.3%	33,390	15.9%
Real Estate Mortgage	17,585	8.0%	14,995	7.1%
Real Estate Construction	10,095	4.6%	10,099	4.8%
Loans held for Sales	1,507	0.7%	433	0.2%
Consumer	32,299	14.7%	30,119	14.4%

Gross loans receivable	219,724	100.0%	209,899	100.0%
Deferred loan origination fees/costs, net	(2)		(8)

Total loans, net of deferred fees/costs	$219,722		$209,891

The Company’s loan portfolio increased 4.7% to $219.7 million at September 30, 2004 from $209.9 million at December 31, 2003. Increases in the consumer loan, agricultural loan and real estate mortgages accounted for the overall increase. The consumer loan portfolio grew by $2.2 million or 7.2% between December 31, 2003 and September 30, 2004 primarily from heightened demand for home equity loans and home equity lines of credit. The agricultural loan portfolio increased $2.5 million or 7.4% between December 31, 2003 and September 30, 2004. Increased demand in response to business development initiatives was the primary source of the increases. Loans held for sale increased moderately, from $433,000 at December 31, 2003 to $1.5 million at September 30, 2004. The outstanding amount of loans held for sale fluctuates based on demand for residential mortgage loans and the timing of receipt of funds from secondary market sources for residential mortgage loans. Overall, demand for residential mortgage loans declined significantly compared to earlier periods as interest rates have increased moderately thus far in 2004. Management anticipates that residential mortgage demand will remain at reduced levels pending any favorable change in interest rates.

Off-Balance Sheet Items

The following is a summary of outstanding commitments by the Company to grant loans, unfunded commitments under lines of credit and letters of credit at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003

Loan Category:
Revolving, 1-4 family residences	$14,511	$12,548
Construction, residential	3,155	3,930
Other commitments to grant loans	42,077	34,183
Credit card program	3,890	3,401
Financial standby letters of credit	2,267	2,409

Total	$65,900	$56,471

Outstanding commitments to grant loans, lines of credit and letters of credit increased $9.4 million or 16.7% at September 30, 2004 from $56.5 million at December 31, 2003. The increase in such off-balance sheet items is due primarily to increased loan demand coupled with continued business development activities. Included in these totals are commitments to lend on 1-4 family residences. Such loans are generally sold to the secondary market. Management does not expect that all commitments will result in funded loans.

Classified Loans

The following tables present criticized and classified loans of the Company as of September 30, 2004 and December 31, 2003:

Consolidated Classified Loans by Type September 30, 2004
(in thousands)	Loan Risk Ratings
Loan Type	5	6	7	8	Total

Commercial	$9,053	$8,845	$135	-	$18,033
Agricultural	3,215	523	-	-	3,738
Residential real estate mortgage	48	318	-	-	366
Consumer	70	-	-	-	70

Total	$12,386	$9,686	$135	-	$22,207

Consolidated Classified Loans by Type December 31, 2003
(in thousands)	Loan Risk Ratings
Loan Type	5	6	7	8	Total

Commercial	$19,811	$5,211	$30	-	$25,052
Agricultural	2,435	648	-	-	3,083
Residential real estate mortgage	81	361	-	-	442
Consumer	52	75	-	-	127

Total	$22,379	$6,295	$30	-	$28,704

Total criticized and classified assets of the Company decreased 23% from $28.7 million at December 31, 2003 to $22.2 million at September 30, 2004. The largest decrease was noted in loans risk-rated 5, which decreased $10.0 million or 45% from $22.4 million at December 31, 2003 to $12.4 million at September 30, 2004. Other categories of risk ratings, however, registered increases. Specifically, loans risk-rated 6 increased $3.4 million or 54% from $6.3 million at December 31, 2003 to $9.7 million at September 30, 2004. Loans risk-rated 7 increased by $105,000 or 350% over the same period. The majority of the decrease in loans risk-rated 5 was due to continued efforts to closely monitor such loans and work with the respective borrowers to affect corrective action. The Bank’s credit administration function is designed to provide increased information on adversely rated loans to ensure that any increase is identified in as timely a manner as possible. Accordingly, these internal controls were responsible for identifying loans where credit related weaknesses were identified and risk-rated 6. Some of these loans have migrated from a 5 risk rating, thus accounting for an increase in one category of risk rating while total classified assets decreased.

Management continues to closely monitor each loan adversely classified and institute appropriate measures to eliminate the basis of criticism. Please refer to the section entitled “Critical Accounting policies” located with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of each loan risk rating.

Nonperforming Assets

Nonperforming loans are comprised of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments but still accruing interest and other nonperforming loans, such as the Bank’s program to purchase commercial accounts receivable from business customers. Our classifications of nonperforming loans are generally consistent with loans identified as impaired.

The following table sets forth information with respect to the Company’s impaired loans at September 30, 2004 and December 31, 2003:

	2004	2003

Nonaccrual loans	$832	$1,459
90 days or more past due & still accruing	125	693

Total nonperforming loans	957	2,152
Other real estate	868	181

Total nonperforming assets	$1,825	$2,333

Nonperforming loans as a percent of total loans	.44%	1.05%
Nonperforming assets as a percent of total loans	.83%	1.11%
Nonperforming loans as a percent of the
allowance for loan losses	76.1%	101.3%

At September 30, 2004 total nonperforming assets decreased $508,000 or 22% from December 31, 2003. The decline is primarily attributable to the Bank’s effort at maintaining overall loan quality and closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. The dollar amount in Other Real Estate is the result of several mortgage foreclosure proceedings, however, management does not expect significant losses with respect to the sale of this real estate awaiting disposition.

The consolidated activity in the allowance for loan and lease losses for the three months and nine months ended September 30, 2004 and 2003 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Beginning balance	$2,358	$2,236	$2,302	$2,100
Loan charge-offs	(27)	(142)	(147)	(396)
Loan recoveries	2	70	26	113

Net loan charge-offs	25	72	121	256
Provision for loan losses	63	135	215	455

Ending balance	$2,396	$2,299	$2,396	$2,299

For the three months ended September 30, 2004, net loan charge-offs declined $47,000 or 65% compared to the same period in 2003, falling to $25,000 from $72,000 in 2003. The decrease in net charge-offs was a primary reason for a decline in the provision for loan losses. For the three months ended September 30, 2004 provision for loan losses declined $72,000 or 53% to $63,000 from $135,000 for the same period in 2003. Improved credit quality, together with problem loan workout activities and an improved economy were the primary reasons for the reduced charge-off activity. Activity for the nine months ended September 30, 2004 registered a similar trend. Net loan charge-offs declined $135,000 or 53% to $121,000 for the nine months ended September 30, 2004 from $256,000 for the same period in 2003. Consequently, for the nine months ended September 30, 2004, provision for loan losses declined $240,000 or 53% to $215,000 from $455,000 for the same period in 2003. The reasons for the reduction in net loan charge-offs and provision for loan losses for the nine months ended September 30, 2004 are substantially the same as noted above.

The allowance for loan and lease losses (“allowance”) as a percentage of total loans was 1.09% at September 30, 2004, compared to 1.10% at December 31, 2003.

Management maintains an allowance for loan and lease losses believed to be sufficient to absorb estimated probable credit losses inherent in the loan portfolio, recognizing the imprecision inherent in the process of estimating credit losses. The allowance represents management’s estimate of probable net loan charge-offs in the portfolio at each balance sheet date. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in the loan portfolio and loan relationships not specifically identified.

The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of classified loans, past due and non-performing loans, historical charge-off experience, general economic conditions and management’s assessment of potential losses based upon internal credit evaluation of the loan portfolio and particular loans. In determining the provision for loan losses, management first determines the estimated allowance required for any specifically identified classified loans. Management then estimates potential charge-offs based on historical experience. Management also evaluates the general loan portfolio for credit risk based upon, but not limited to, the criteria noted above, and allocates an amount believed to be sufficient to cover estimated loan charge-offs inherent in the general loan portfolio. Management may then add, at its discretion, an allocation amount to adjust for current economic conditions, any additional perceived credit risk in the portfolio and any other information that management considers relevant. Please refer to Item 4 – Controls and Procedures, subparagraph (b) – Changes in Internal Controls for additional information regarding charges against the Allowance for Loan and Lease Losses related to accounting for unpaid accrued interest receivable.

Deposits and Borrowed Funds

Total deposits increased $13.9 million, or 6.9%, from $202.4 million at December 31, 2003 to $216.3 million at September 30, 2004. Non-interest-bearing accounts increased $2.8 million or 6.6%, from $42.7 million at December 31, 2003 to $45.5 million at September 30, 2004. Interest-bearing accounts also registered an increase from $159.7 million at December 31, 2003 to $170.8 million at September 30, 2004, for an $11.1 million or a 7% increase. Continued business development efforts represent the primary reason for the rise in overall deposit levels. Though periodic fluctuations occur on a regular basis, management expects to retain and/or increase deposits in the future.

Borrowed funds remained stable, though decreasing moderately, from $10.5 million at December 31, 2003 to $9.5 million at September 30, 2004.

Capital Resources

Actual and certain regulatory minimum capital ratios as of September 30, 2004 and December 31, 2003, are shown in the following table:

			Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations For Capital Adequacy Purposes
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2004
Total capital (to risk-weighted assets)
Consolidated	$35.0	16.5%	$24.5	8.0%	$30.7	10.0%
Bank of Lenawee	30.5	14.3	17.0	8.0	21.3	10.0
Tier 1 capital (to risk-weighted assets)
Consolidated	31.8	15.0	12.3	4.0	18.4	6.0
Bank of Lenawee	28.1	13.2	8.5	4.0	12.8	6.0
Tier 1 capital (to average assets)
Consolidated	31.8	9.5	13.4	4.0	16.7	5.0
Bank of Lenawee	28.1	10.5	10.7	4.0	13.4	5.0

As of December 31, 2003
Total capital (to risk-weighted assets)
Consolidated	$38.1	13.3%	$29.9	8.0%	$28.6	10.0%
Bank of Lenawee	29.8	13.4	17.7	8.0	22.2	10.0
Tier 1 capital (to risk-weighted assets)
Consolidated	35.1	12.3	11.4	4.0	17.1	6.0
Bank of Lenawee	27.5	12.4	8.9	4.0	13.3	6.0
Tier 1 capital (to average assets)
Consolidated	35.1	11.6	12.1	4.0	15.2	5.0
Bank of Lenawee	27.5	11.1	9.9	4.0	12.4	5.0

The Company and the Bank continue to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. On a consolidated basis the Company improved its overall risk-based ratios in each measurement. Total risk-based capital (RBC) to risk-weighted assets (RWA) increased from 13.3% at December 31, 2003 to 16.5% at September 30, 2004. Similarly, Tier 1 capital to RWA declined from 12.3% at December 31, 2003 to 15.0% at September 30, 2004. Tier 1 capital to average assets declined from 11.6% to 9.5% for the same respective dates. No significant risk is associated with the decline in the Tier 1 capital to average assets ratio, as it remains well above regulatory requirements. The Company expects all risk-based capital ratios to remain above the “well-capitalized” thresholds.

The Company’s overall capitalization will register a significant increase as a result of the sale of the Bank of Washtenaw. As the Company’s Board of Directors determines the most appropriate form of permanent deployment of this additional capital, overall capitalization may change.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for payment of operating expenses. Maintaining adequate liquidity is accomplished through management of a combination of liquid assets — those which can be converted into cash — and access to additional sources of funds. Primary liquid assets of the Company are cash and amounts due from banks, federal funds sold, investments held as “available for sale,” and maturing loans. The Company views Federal funds purchased and advances from the Federal Home Loan Bank system as a primary source of immediate liquidity, should the need arise. The Company anticipates renewing selected advances to fund liquidity requirements, as necessary. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

At September 30, 2004, the Company held cash and cash equivalents of $3.9 million and $22.2 million of the Company’s investment securities were classified as available for sale. However, available-for-sale securities with a market value of $5.99 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available for sale securities was more than the fair value at quarter-end, primarily as the result of increasing interest rates, which resulted in an unrealized loss within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a material risk to capital, in management’s opinion. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources of liquidity to meet its obligations.

On October 29, 2004 with the consummation of the sale of the Bank of Washtenaw, the Company received approximately $15 million in cash. These proceeds will have a significant positive impact on the liquidity of the Company. Proceeds from the sale of Bank of Washtenaw will be invested in marketable investment securities in the short term. The Company’s Board of Directors is considering various options for long-term deployment of these funds.

Results of Operations

Net Income

Net income from continuing operations decreased $326,000 or 36% for the three months ended September 30, 2004 to $576,000 from $902,000 for the same period in 2003. Similarly, consolidated net income decreased $190,000 or 22% for the three months ended September 30, 2004 to $692,000 from $882,000 for the same period in 2003. The decrease in earnings is primarily attributable to a lower level of residential mortgage-related fee income. Residential mortgage volume has declined as market interest rates have increased. Please refer to section entitled “Loans and Allowance for Loan and Lease Losses” for additional discussion regarding residential mortgage activity.

Net income from continuing operations of $2.1 million for the nine months ended September 30, 2004 was $540,000 or 20% below net income from continuing operations of $2.7 million for the same period in 2003. Consolidated net income of $2.3 million for the nine months ended September 30, 2004 was $280,000 or 11% below consolidated net income of $2.6 million for the same period in 2003. The primary reasons for this decline are the same as noted above.

Net Interest Margin

Following are the net interest margin calculations for the three and nine months ended September 30, 2004 and 2003:

	Three months ended
Dollars in thousands	September 30, 2004			September 30, 2003

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest earnings assets:
Loans(1)	$187,408	$3,557	7.59%	$173,641	$3,611	8.32%
Investment securities (2)(3)	14,736	204	5.54%	20,073	200	3.99%
Federal funds sold and other	2,090	5.96%		6,944	16.92%

Total int. earning assets	214,234	3,766	7.03%	200,658	3,827	7.63%

Interest bearing liabilities:
Interest bearing demand
deposits	$57,679	$81.56%		$53,047	$83.63%
Savings deposits	33,676	26.31%		31,445	41.52%
Time deposits	79,216	428	2.16%	73,062	507	2.78%
Other borrowings	20,412	165	3.23%	18,645	168	3.60%

Total int. bearing liabilities	190,983	700	1.47%	176,199	799	1.81%

Net interest income (3)		$3,066			$3,028

Net spread (3)			5.56%			5.82%

Net interest margin (3)			5.72%			6.04%

Ratio of interest earning assets to
interest bearing liabilities	1.12			1.14

	Nine months ended
Dollars in thousands	September 30, 2004			September 30, 2003

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest earnings assets:
Loans(1)	$184,539	$10,465	7.56%	$173,641	$10,557	8.11%
Investment securities (2)(3)	26,859	666	3.31%	24,122	764	4.22%
Federal funds sold and other	2,756	9.44%		5,787	26.60%

Total int. earning assets	214,157	11,140	6.94%	203,550	11,307	7.41%

Interest bearing liabilities:
Interest bearing demand
deposits	$57,394	$243.56%		$56,201	$277.66%
Savings deposits	32,894	82.33%		30,075	142.63%
Time deposits	76,666	1,283	2.23%	72,795	1,632	2.99%
Other borrowings	22,539	489	2.89%	18,345	459	3.34%

Total int. bearing liabilities	189,493	2,097	1.48%	176,416	2,510	1.90%

Net interest income (3)		$9,043			$8,797

Net spread (3)			5.46%			5.51%

Net interest margin (3)			5.63%			5.76%

Ratio of interest earning assets to
interest bearing liabilities	1.13			1.15

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

The Bank’s net interest margin decreased to 5.72% for the three months ended September 30, 2004 from 6.04% for the same period in 2003. Declines in the net interest margin continue to reflect the low rate environment as new loans being originated have lower rates than the average yield in the loan portfolio. Similarly, cost of funds for deposits and borrowed funds declined as market rates for various interest-bearing deposits and borrowed funds were lower than the average cost of funds currently on the Bank’s books. The decline in cost of funds, however, was not sufficient to fully offset the decline in earning asset yields, thus producing a reduction in the net interest margin.

For the nine months ended September 30, 2004, the net interest margin was 5.63% compared to 5.76% for the same period in 2003. The decline in the net interest margin for the nine months ended September 30, 2004 was due to substantially the same reasons noted above.

The net interest margin is expected to continue a moderate downward trend for substantially the same reasons noted above. However, Bank management does not expect such a decline to pose a significant risk to earnings. Other factors that may affect the net interest margin are growth rates, loan demand, local competition, local economic conditions and product offerings.

Noninterest Income

Total non-interest income decreased $816,000 or 48% to $874,000 for the three months ended September 30, 2004 compared to $1.69 million for the same period in 2003. A substantial decline in gains on residential mortgage loan sales accounted for the reduction. For the three months ended September 30, 2004 gains on loan sales totaled $303,000 compared to $1.61 million for the same period in 2003. As interest rates for secondary market residential mortgage loans increased, demand for such loans declined significantly.

For the nine months ended September 30, 2004, total non-interest income declined $2.1 million or 43% to $2.8 million, compared to $4.95 million for the same period in 2003. For the nine months ended September 30, 2004 gains on loan sales totaled $1.2 million compared to $5.4 million for the same period in 2003. The cause of this decline is substantially the same as noted above.

Noninterest Expense

For the three months ended September 30, 2004, total non-interest expenses declined $200,000 or 6.2% to $3.05 million from $3.25 million for the same period in 2003. Reduced salaries and employee benefits accounted for the overall decrease as salary incentives related to residential mortgage origination declined as the overall volume of residential mortgage originations declined. Professional fees increased 100%, to $140,000 for the three months ended September 30, 2004 from $70,000 for the same period in 2003. Increased professional fees were associated with increased legal and audit fees in connection Sarbanes-Oxley, the sale of Bank of Washtenaw, and increased internal and external audit fees. Other categories did not register a significant change.

Total non-interest expenses for the nine months ended September 30, 2004 decreased $736,000 or 7.9% to $8.64 million from $9.38 million during the same period in 2003. The decrease is attributable to the same causes noted above. Professional fees for the nine months ended September 30, 2004 was $396,000 compared to $184,000 for the same period in 2003. The reason for the increase was substantially the same as noted above. There were no significant changes in other non-interest expense categories.

Federal Income Tax

The provision for federal income tax was $251,000 or 30.4% of pretax income from continuing operations for the three months ended September 30, 2004, compared to $431,000 or 32.3% for the same period in 2003. The reduction in the income tax provision reflects the moderately lower amount of net income generated in the three months ended September 30, 2004 versus the same period in 2003. The provision for federal income tax was $912,000 or 30.1% of pretax income from continuing operations for the nine months ended September 30, 2004, compared to $1.3 million or 32.1% for the same period in 2003. The cause of the reduction in income tax provision for the nine months ended September 30, 2004 are substantially the same as noted above. The difference between the statutory rate and the effective tax rate is due to tax-exempt income and non-deductible expenses.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk and liquidity risk. Transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has limited exposure to commodity prices related to agricultural loans. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness. The Board of Directors has instituted a policy setting limits on the amount of interest rate risk that may be assumed. Management provides information to the Board of Directors on a monthly basis detailing interest rate risk estimates and activities to control such risk.

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

The following table details earning assets and interest-bearing liabilities, timing of repricing and average interest rates:

Pavilion Bancorp, Inc. Schedule of Repricing Earning Assets and Interest- Bearing Liabilities September 30, 2004
	Repricing by December 31,
(in thousands)	2004	2005	2006	2007	2008	2009	Thereafter	Total

Assets
Total cash & due from banks	4,885	-	-	-	-	-	6,707	11,592
Average interest rate	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Investment securities	8,166	8,331	585	6,629	700	-	20	24,430
Average interest rate	2.06%	2.50%	5.31%	3.19%	6.64%	0.00%	0.00%	2.73%
Loans
Fixed rate	17,583	12,156	13,449	17,619	12,264	11,056	35,006	109,133
Average interest rate	6.20%	6.58%	6.43%	6.10%	5.98%	6.04%	6.03%	6.17%
Variable rate	31,367	11,045	12,261	10.103	11,016	5,502	15,645	96,939
Average interest rate	5.72%	6.76%	6.64%	6.58%	6.36%	6.39%	6.30%	6.25%

Total	62,001	31,532	26,295	34,351	23,980	16,558	47,378	242,094
	4.93%	5.56%	6.50%	5.68%	6.18%	6.16%	5.27%	5.56%

Liabilities
Deposits:
Non-maturity deposits	88,0494	-	-	-	-	-	-	88,049
Average interest rate	0.62%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.62%
Certificates of deposit	27,621	8,509	9,096	5,439	5,800	3,165	46,317	105,947
Average interest rate	1.96%	2,42%	2.35%	2.13%	2.25%	2.40%	1.08%	0.78%
Other borrowings	12,836	2,195	2,195	1,830	-	-	-	19,506
Average interest rate	2.35%	2.81%	2.81%	2.81%	0.00%	0.00%	0.00%	2.62%

	128,506	10,704	11,291	7,269	5,800	3,265	46,317	213,052
Total	1.08%	2.50%	2.44%	2.30%	2.25%	2.40%	1.08%	0.88%

Interest-bearing liabilities repricing in the remainder of 2004, totaling $128.5 million, exceeds earning assets that are repricing in the same time period. Earning assets repricing in the remainder of 2004 total $62.0 million. Thus, interest-bearing liabilities repricing in 2004 exceed repricing earning assets in 2004 by 52%. Such repricing disparity is typical as most non-maturity deposits, such as savings accounts, may reprice immediately (at Bank management’s discretion). Management does not place significant risk with such a disparity as nonmaturity deposits are believed to be stable and not as price sensitive as other types of interest-bearing liabilities. Price changes for non-maturity deposits tend to be more gradual, thus mitigating interest rate risk.

Beyond the end of 2004 the amount of earning assets that are scheduled to reprice in any given period tend to exceed interest-bearing liabilities that are scheduled to reprice in the same time period.

Currently, management does not believe that interest rate risk poses a significant risk to the Company’s earnings and capital.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Subsequent to the end of the period covered by this Form 10-Q Quarterly Report Bank management discovered errors in the accounting for unpaid accrued interest receivable for loans placed on non-accrual or charged-off. A detailed review indicated a significant number of loans charged-off in prior years where unpaid accrued interest receivable was not written off against the allowance for loan and lease losses or, where required, reversed against current year interest income. To correct this situation, approximately $160,000 in prior years’ unpaid accrued interest receivable will be written off against the allowance for loan and lease losses, to be recognized in the fourth quarter of 2004. As reported at September 30, 2004 the allowance for loan and lease losses was sufficient to absorb this amount and remain adequate. Please refer to the section entitled “Loans and Allowance for Loan and Lease Losses” for additional information regarding the Allowance for Loan and Lease Losses.

PART II
OTHER INFORMATION

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the "Corporation") as of September 30, 2004, and the related condensed consolidated statements of income, and cash flows for the three and nine month periods then ended, included in the Corporation's SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

Plante & Moran, PLLC Auburn Hills, Michigan November 12, 2004

ITEM 1 — LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company. The Bank of Lenawee and The Bank of Washtenaw are involved in ordinary routine litigation incident to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Banks. Neither the Banks nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Banks, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended September 30, 2004.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2004.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to security holders.

ITEM 5 — OTHER INFORMATION

The sale of Pavilion Bancorp, Inc.‘s wholly owned subsidiary, Bank of Washtenaw, to Dearborn Bancorp, Inc. was completed on October 29, 2004, in accordance with the definitive agreement dated July 16, 2004. In accordance with the terms of the definitive agreement the Company received a cash payment of $15 million. These proceeds will be deployed in liquid investment securities in the short term. The Board of Directors is currently considering various options for long-term use of these proceeds.

ITEM 6 — EXHIBITS

(a)	Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

10.1	Stock Purchase Agreement Between Pavilion Bancorp, Inc. and Dearborn Bancorp, Inc. dated as of July 16, 2004, as amended.

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004 Date: November 12, 2004	Pavilion Bancorp, Inc. /s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer /s/ William A. Kirsten —————————————— William A. Kirsten Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Stock Purchase Agreement Between Pavilion Bancorp, inc. and Dearborn Bancorp, Inc. dated as of July 16, 2004, as amended.

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Douglas L. Kapnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pavilion Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: November 12, 2004

/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer

Exhibit 31.2

I, William A. Kirsten, certify that:

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

Dated: November 12, 2004

/s/ William A. Kirsten —————————————— William A. Kirsten Chief Financial Officer

Exhibit 32.1

I, Douglas L. Kapnick, Chief Executive Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc..

Dated: November 12, 2004

/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick Chief Executive Officer

Exhibit 32.2

I, William A. Kirsten, Chief Financial Officer of Pavilion Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: November 12, 2004

/s/ William A. Kirsten —————————————— William A. Kirsten Chief Financial Officer