Form 10-K
period 2004-12-31
PAVILION BANCORP INC
filed 2005-03-21
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

For Annual and Transaction Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 000-30521

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes        No  X .

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value as of June 30, 2004: $45,652,680

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 3, 2005: 852,770 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2005 are incorporated by reference into Parts II and III of this report.

Item 1. Business.

        Pavilion Bancorp, Inc. (the “Company”), which was incorporated in Michigan in 1993, is a one-bank holding company that has as its wholly-owned bank subsidiary the Bank of Lenawee (the “Bank”). On April 15, 1993, the Company acquired all of the stock of the Bank of Lenawee, a Michigan banking corporation chartered in 1869. On January 1, 2001 the Bank of Lenawee made the real estate origination component of its business a separate entity named Pavilion Mortgage Company. On April 22, 2002, the Company changed its name from Lenawee Bancorp, Inc. to Pavilion Bancorp, Inc. On October 29, 2004 the Company completed the sale of its former subsidiary, the Bank of Washtenaw, to Community Bancorp, Inc. Please refer to Note 15 to the Company’s financial statements for additional information regarding this transaction. The Company’s financial statements and accompanying notes are incorporated by reference as specified in Item 8, Financial Statements and Supplementary Data, of the Report.

        Business is concentrated primarily in a single industry segment — commercial banking. The Bank provides a full range of banking services to individuals, commercial businesses and industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit.

        The principal markets for financial services are the southern-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through 8 locations in or near their communities. The Bank does not have any material foreign assets or income.

        The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 79% of total revenue in 2004 compared to 73% in 2003.

        The Bank’s principal competitors are United Bank & Trust, Key Bank, Sky Bank, Standard Federal Bank, and TLC Community Credit Union. With the exception of United Bank & Trust and TLC Community Credit Union, each of these financial institutions has headquarters in larger metropolitan areas. Generally, the Bank’s competitors have significantly greater assets and financial resources than the Company. Based on deposit information as of June 30, 2004, the Bank of Lenawee holds an estimated 20.8% of the FDIC insured deposits in Lenawee County. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

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

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

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

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems the Bank’s capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

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

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

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

        Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company’s revenues are received by it in the form of dividends paid by the Bank. Thus, the Company’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank’s ability to pay dividends described below. Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. The Federal Reserve Board has similar enforcement powers over the Bank. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

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

The Bank

        General. The Bank is a Michigan banking corporation, a member of the Federal Reserve System and its deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a Federal Reserve System member and Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and the Commissioner, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the BIF at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category to .27% of deposits in the highest risk category.

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

        Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, Federal Reserve regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

        As of December 31, 2004, the Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

        Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net income then on hand after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

        As a member of the Federal Reserve System, the Bank is required by federal law to obtain the prior approval of the Federal Reserve Board for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice.

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

        Consumer Protection Laws. The Bank’s businesses include making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

        Branching Authority. The Bank has authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals.

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

Item 2. Properties.

        The Bank of Lenawee’s main office is located in Adrian and it serves other communities with branch offices in Hudson, Morenci, Tecumseh and Waldron. The Bank’s offices are located throughout Lenawee County and in the southeastern portion of Hillsdale County. The area in which the Bank’s offices are located, which is basically southeastern Michigan, has historically been rural in character but now has a growing urban population as residents choose the area to live in while commuting to Ann Arbor, Detroit, and Toledo. According to the 2000 U.S. Census, the populations of the cities in which the Bank’s offices are located were as follows: Adrian—21,574; Hudson—2,499; Morenci—2,398; Tecumseh—8,574; and Waldron—590; The main office of Bank of Lenawee is a three story 40,768 square foot building constructed in 1906. The Bank’s other offices range in size from 1,200 square feet to 4,000 square feet. With the exception of one branch, all of the offices of Bank of Lenawee are owned.

Item 3. Legal Proceedings.

        There are no legal proceedings except routine litigation incidental to the ordinary course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a material effect on the financial condition of the Company or the Bank, individually or in the aggregate.

Item 4. Submission of Matters to Vote of Security Holders.

        No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

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

        Richard J. DeVries (age 49) was appointed to the Board of Directors of the Company and was promoted to President and Chief Executive Officer of the Company on December 10, 2004. Mr. DeVries joined the Company as the President and CEO of Bank of Lenawee in July 2003 and continues to serve in that capacity. Prior to joining the Company and Bank of Lenawee, Mr. DeVries had over 20 years of senior bank management experience including the positions of Community President at Bank One and was asked to remain on as Community President when Bank One was acquired by Citizens Bank in Ypsilanti, Michigan.

        Douglas L. Kapnick (age 61) was elected Chairman of the Board of the Company in September of 2000 and has been a director of Bank of Lenawee since 1982 and has been a director of the holding company since it was formed in 1993. Mr. Kapnick is President of Kapnick & Company a full service insurance broker with offices in Adrian and Southfield employing a total of approximately 85 persons.

        Pamela S. Fisher (age 55) is the Corporate Secretary of the Company and Executive Vice President and Chief Operating Officer of the Bank of Lenawee. Ms. Fisher joined the Bank of Lenawee in 1979 and has served the Bank in various capacities. She was elected as Executive Vice President of Bank of Lenawee in 2004 and was elected Secretary of the Company in 1995.

        William A. Kirsten (age 39) served as the Company’s Chief Financial Officer and Senior Vice President and Chief Financial Officer of the Bank of Lenawee from September 2004 until March 7, 2005, when he resigned from those positions.

        Mark D. Wolfe (age 48) is the Company’s Controller and Vice President of the Bank of Lenawee. He was appointed Interim Chief Financial Officer of the Corporation on March 7, 2005. Prior to commencing his employment with the Bank in 2001, he held the positions of Chief Financial Officer and Chief Information Officer at Lenawee Health Alliance.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The information under the caption “COMMON STOCK INFORMATION” of the Company’s 2004 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 6. Selected Financial Data.

        The information under the caption “SELECTED FINANCIAL DATA” of the Company’s 2004 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2004 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2004 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

        The Company’s consolidated financial statements, accompanying notes and report of independent auditors included in the Company’s 2004 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On March 23, 2004, as disclosed on Form 8-K dated March 23, 2004, the Company announced that it had engaged Plante & Moran, PLLC as its independent accountant for the purpose of auditing its financial statements in place of Crowe Chizek and Company LLC (“Crowe Chizek”). No disagreements or reportable events have occurred with Crowe Chizek.

Item 9A. Controls and Procedures

        (a)      Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report, have concluded that as of December 31, 2004 the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

        (b)      Changes in Internal Controls.

        During the quarter ended December 31, 2004, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information with respect to the Company’s Executive Officers is included in this report in Part I. The information with respect to Directors of the Company, set forth under the caption “Information About Directors and Nominees” in the Company’s definitive proxy statement, as filed with the Commission and dated March 21, 2005, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

        The Board of Directors of the Company has determined that Terence R. Sheehan, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002.

        The Board of Directors of the Company has adopted a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors and executive officers. The Code of Ethics was filed as an Exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2003.

Item 11. Executive Compensation.

        The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS” in the Company’s definitive proxy statement, as filed with the Commission and dated March 21, 2005, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the caption “VOTING SECURITIES AND BENEFICIAL OWNERSHIP OF MANAGEMENT AND OTHERS” in the Company’s definitive proxy statement, as filed with the Commission and dated March 21, 2005, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation
plans approved by
security holders	36,561	$39.37	22,781

Equity compensation
plans not approved by
security holders	none	none	none

Total	36,561	$3.379	22,781

These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Company’s definitive proxy statement, as filed with the Commission and dated March 21, 2005, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” in the Company’s definitive proxy statement, as filed with the Commission and dated March 21, 2005, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated hereby in reference.

Item 15. Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)	1.	Financial Statements
The following consolidated financial statements of the Company and Reports of Plante & Moran, PLLC and Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Changes in Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Reports of Plante & Moran, PLLC and Crowe Chizek and Company LLC, Independent Registered
Public Accounting Firm

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 21, 2005.

PAVILION BANCORP, INC. /s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 21, 2005 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Richard J. DeVries and Mark D. Wolfe, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signatures

/s/ Allan F. Brittain
——————————————
Allan F. Brittain

/s/ Fred R. Duncan
——————————————
Fred R. Duncan

/s/ William R. Gentner
——————————————
William R. Gentner

/s/ Barbara A. Mitzel
——————————————
Barbara A. Mitzel

/s/ Emory M. Schmidt
——————————————
Emory M. Schmidt

/s/ J. David Stutzman
——————————————
J. David Stutzman
/s/ Richard J. DeVries
——————————————
Richard J. DeVries

/s/ Edward J. Engle, Jr.
——————————————
Edward J. Engle, Jr.

/s/ Douglas L. Kapnick
——————————————
Douglas L. Kapnick

/s/ Margaret M.S. Noe
——————————————
Margaret M.S. Noe

/s/ Terence R. Sheehan
——————————————
Terence R. Sheehan

/s/ Marinus VanOoyen
——————————————
Marinus VanOoyen

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

10	Executive Bonus Plan

13	Rule 14a-3 2004 Annual Report to Shareholders (this report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed”as part of this filing).

21	Subsidiaries of Registrant

23.1	Consent of Plante & Moran, PLLC - Independent Registered Public Accounting Firm.

23.2	Consent of Crowe Chizek and Company, LLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to Articles of Incorporation of Registrant incorporated by reference to Exhibit 3 of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate is incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 10, as amended.

10	2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.1	1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement filed on Form 10, as amended.

14.	Code of Ethics.

Exhibit 10

PAY FOR PERFORMANCE PLAN (P3)

I	Purpose:

The Plan is designed to reward and recognize senior level managers for achieving established goals.

II	Effective Date:

The Plan will be effective January 1, 1999. It will be reviewed annually by the Board of Directors.

III	Plan Administration:

The Plan will be administered by the Executive Management under the general direction of the Compensation Committee of the Board of Directors. The Board reserves the right to terminate and/or revise the plan as business conditions may warrant.

IV	Eligibility:

The general intent is to include the President/CEO and any other senior officers as may be recommended by the President/CEO and subsequently approved by the Board of Directors.

VI	Amount of Awards:

Targeted levels of compensation (for fully meeting established goals) are based on officer level and are:

President/CEO: EVP: SVP: 1st VP and below:	60% of calendar year base compensation 40% of calendar year base compensation 30% of calendar year base compensation 25% of calendar year base compensation

VII	Goals:

Goals will be established by the Board of Directors on an annual basis. The primary goal will be an earnings and/or ROE amount. Management may recommend, subject to Board approval, additional individual goals. The established financial goal is the point at which a full payout would occur. The plan will also have a point below which no payouts will occur and will likewise have a point above which it will no longer pay increased amounts. The President, at his discretion, may also award a participant up to an additional one basis point.

VIII	Additional terms of the Plan:

A.	No payments are guaranteed and upon the recommendation of the President and/or the Board payment to an individual may be withheld.

B.	If a participant hired in during the year, his/her payment shall be prorated and paid on actual W-2 earnings for that year.

C.	A participant must be employed by the Bank on December 31st of the Plan year to receive a payout. No prorated amount will be paid to a participant who leaves his/her employment prior to that date.

D.	Payments under this Plan will be used in determining benefit levels under any Bank of Lenawee employee benefit program unless plan documents specifically provide otherwise.

E.	No participant in this Plan may receive incentives, bonuses or omissions from any other Bank-sponsored program.

Exhibit 13

Rule 14a-3 Annual Report to Security Holders

2004
Annual Report

This is Pavilion Bancorp, Inc.’s (the “Company”) 2004 Annual Report to shareholders, which contains the Company’s audited consolidated financial statements and a detailed financial review. Although attached to the Company’s proxy statement, this report is not part of the Company’s proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the “SEC”) except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 2004 Summary Annual Report to Shareholders accompanies the proxy statement and the 2004 Annual Report to Shareholders. This report presents information concerning the business and financial results of the Company in a format and level of detail that the Company believes shareholders will find useful and informative.

Shareholders who would like to receive additional information than that contained in this 2004 Annual Report are invited to request the Company’s Annual Report on Form 10-K. Pavilion Bancorp, Inc.‘s Form 10-K Annual Report to the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Pavilion Bancorp, Inc., Attention: Pamela S. Fisher, 135 East Maumee Street, Adrian, Michigan 49221. You may also access our Annual Report on Form 10-K from the Company’s website: www.pavilionbancorp.com.

2004 ANNUAL REPORT
CONTENTS

SELECTED FINANCIAL DATA	3

CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004 and 2003 and for twelve months ended December 31, 2004, 2003 and 2002

- MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING	4

- REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	5

- CONSOLIDATED BALANCE SHEETS	6

- CONSOLIDATED STATEMENTS OF INCOME	7

- CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	8

- CONSOLIDATED STATEMENTS OF CASH FLOWS	9

- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10

- SELECTED QUARTERLY FINANCIAL DATA	33

- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATION	36

- DISCLOSURE CONTROLS AND PROCEDURES	54

SELECTED FINANCIAL DATA
(In thousands, except per share data)
All data is based upon results from continuing operations.

	2004	2003	2002	2001	2000
At Year-End:
Total assets	$259,322	$ 323,382	$ 287,286	$ 279,180	$259,747
Loans receivable	$207,159	$ 209,467	$ 184,837	$ 184,362	$214,517
Deposits	$199,992	$ 202,366	$ 189,046	$ 203,191	$224,143
	$ 31,857	$ 26,524	$ 25,069	$ 23,563	$ 20,353
For the Year:
Total interest income	$ 14,885	$ 15,039	$ 16,201	$ 18,893	$ 20,851
Total interest expense	2,795	3,252	4,777	7,059	8,710

Net interest income	12,090	11,787	11,424	11,834	12,141
Provision for loan losses	693	595	667	216	30
Noninterest income	3,566	5,840	5,625	3,942	2,064
Noninterest expense	11,809	12,110	11,384	9,982	9,414

Income before income taxes	3,154	4,922	4,998	5,578	4,761
Provision for income tax	1,001	1,563	1,590	1,752	1,556

Net income from continuing operations	2,153	3,359	3,408	3,826	3,205

Discontinued Operations
Income (loss) from operation of discontinued component	724	(173)	(816)	(1,183)	-
Gain on sale of discontinued component	6,990	-	-	-	-
Provision (benefit) for income tax	2,735	(49)	(263)	(400)	-

Income (loss) from discontinued operation	4,979	(124)	(553)	(783)	-
Net income	$ 7,132	$ 3,235	$ 2,855	$ 3,043	$ 3,205

Financial Ratios:
From continuing operations
Return on average shareholders' equity	7.38%	13.02%	14.02%	17.42%	16.52%
Return on average assets	0.74%	1.10%	1.20%	1.42%	1.28%
From combined operations
Return on average shareholders' equity	24.43%	12.54%	11.74%	13.86%	16.52%
Return on average assets	2.45%	1.06%	1.01%	1.13%	1.28%
Per Share Data:
Cash dividends declared per share	$ 1.22	$ 1.09	$ 0.82	$ 0.76	$ 0.94
Shareholders' equity per share	$ 37.38	$ 31.37	$ 30.16	$ 27.77	$ 23.90
Earnings per share from continuing operations
Basic	$ 2.54	$ 3.92	$ 3.85	$ 4.50	$ 3.75
Diluted	$ 2.52	$ 3.89	$ 3.83	$ 4.45	$ 3.71
Earnings per share from discontinued operations
Basic	$ 5.88	$ (0.14)	$ (0.63)	$ (0.92)	$ -
Diluted	$ 5.82	$ (0.14)	$ (0.62)	$ (0.91)	$ -
Net earnings per share
Basic	$ 8.42	$ 3.78	$ 3.23	$ 3.58	$ 3.75
Diluted	$ 8.34	$ 3.75	$ 3.21	$ 3.54	$ 3.71

All per share data has been adjusted to reflect stock splits and stock dividends, including a 5% stock dividend declared on December 19, 2003 and issued January 30, 2004.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of Pavilion Bancorp, Inc.‘s (the “Company”) consolidated financial statements and related information appearing in this Annual Report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present Pavilion Bancorp’s financial position and results of operations and were prepared in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company’s financial statements, amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The Company maintains a system of internal controls designed to provide reasonable assurance that all assets are safeguarded and financial records are reliable for preparing the consolidated financial statements. The Company complies with laws and regulations relating to safety and soundness which are designated by the FDIC and other appropriate federal and state banking agencies. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of this control system. The effectiveness of internal controls is monitored by a program of internal audit. Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. Management believes that the Company’s system provides the appropriate balance between costs of controls and the related benefits.

The independent auditors have audited the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent review of the fairness of the reported operating results and financial position. The Company’s Board of Directors has established an Audit Committee composed of five non-management Directors. The Audit Committee meets periodically with the internal auditors and the independent auditors.

/s/ Richard J. DeVries Richard J. DeVries President and Chief Executive Officer	/s/ Mark D. Wolfe Mark D. Wolfe Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Pavilion Bancorp, Inc.

We have audited the accompanying balance sheet of Pavilion Bancorp, Inc. as of December 31, 2004, and the related statements of income, stockholders’ equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pavilion Bancorp, Inc. as of December 31, 2003 and for the years ended December 31, 2003 and 2002, before the restatement described in Note 15, were audited by other auditors whose report dated January 13, 2004 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Pavilion Bancorp, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 15 that were applied to restate the 2003 and 2002 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Plante & Moran, PLLC
Plante & Moran, PLLC

Auburn Hills, Michigan

March 9, 2005

PAVILION BANCORP, INC.
CONSOLIDATED BALANCE SHEET

(000's omitted)	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$ 11,700	$ 9,072

Total cash and cash equivalents	11,700	9,072
Securities available for sale (Note 2)	27,886	20,435
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,738	2,601
Federal Reserve Bank stock	360	381
Loans held for sale	322	433
Loans (Note 3)	207,159	209,467
Less: allowance for loan losses (Note 4)	(2,495)	(2,302)

Net loans	204,664	207,165
Premises and equipment - Net (Note 6)	5,727	5,410
Accrued interest receivable	1,429	1,431
Mortgage servicing rights (Note 5)	2,827	2,739
Other assets	1,669	-
Assets of discontinued operation (Note 15)	-	72,916

Total assets	$ 259,322	$ 323,382

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest bearing	$ 44,207	$ 42,715
Interest-bearing (Note 7)	155,785	159,651

Total deposits	199,992	202,366
Federal funds purchased (Note 8)	1,450	2,160
Repurchase agreements (Note 8)	2,482	1,090
Federal Home Loan Bank advances (Note 8)	8,586	7,221
Accrued interest payable	233	294
Other liabilities	5,178	9,086
Subordinated debentures (Note 9)	5,000	5,000
Common stock in ESOP subject to repurchase obligation
(Note 11)	4,544	3,799
Liabilities of discontinued operation (Note 15)	-	65,842

Total liabilities	227,465	296,858
SHAREHOLDERS' EQUITY (Notes 16 and 17)
Common stock and paid-in capital, no par value:
3,000,000 shares authorized; shares
issued and outstanding: 852,140-2004; 845,420-2003	10,190	10,675
Retained earnings	21,713	15,616
Accumulated other comprehensive income (loss)	(46)	233

Total shareholders' equity	31,857	26,524

Total liabilities and shareholders' equity	$ 259,322	$ 323,382

        See accompanying notes to the consolidated financial statements.

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004, 2003, 2002

(000's omitted, except per share data)	2004	2003	2002
Interest and Dividend Income
Loans receivable, including fees	$13,914	$ 14,029	$ 14,805
Debt securities:
Taxable	664	584	931
Tax-exempt	120	146	203
Federal funds sold	47	48	88
Dividend income	140	232	174

Total interest and dividend income	14,885	15,039	16,201
Interest Expense
Deposits	2,144	2,662	4,021
Subordinated debentures	285	249	293
Other borrowed funds	366	341	463

Total interest expense	2,795	3,252	4,777

Net interest income	12,090	11,787	11,424
Provision for Loan Losses (Note 4)	693	595	667

Net interest income after provision for loan losses	11,397	11,192	10,757
Noninterest Income
Service charges and fees	1,431	1,366	1,652
Net gain on sale of loans	1,516	5,649	4,725
Loan servicing fees, net of amortization (Note 5)	500	(1,566)	(1,159)
Gain on sale of available-for-sale securities	-	-	9
Other	119	391	398

Total noninterest income	3,566	5,840	5,625
Noninterest Expenses
Compensation and employee benefits (Note 11)	7,209	7,589	7,320
Occupancy and equipment	1,664	1,558	1,628
Printing, postage and supplies	500	446	433
Professional services	446	352	355
Outside services	547	723	604
Marketing and Advertising	356	172	70
Loan financing services	214	457	291
Other	873	813	683

Total noninterest expense	11,809	12,110	11,384

Income from continuing operations before income taxes	3,154	4,922	4,998
Income taxes from continuing operations (Note 10)	1,001	1,563	1,590

Income from continuing operations	2,153	3,359	3,408

Discontinued operations:
Income (loss) from disconnected operations,
net of income taxes of $162; ($49) and ($263)	562	(124)	(553)
Gain on sale of discontinued component, net of
income tax expense of $2,573; $0 and $0	4,417	-	-

Income (loss) from discontinued operation	4,979	(124)	(553)

Net Income	$ 7,132	$ 3,235	$ 2,855

	2004	2003	2002
Earnings per share from continuing operations
Basic	$ 2.54	$ 3.92	$ 3.85
Diluted	$ 2.52	$ 3.89	$ 3.83
Earnings per share from discontinued operations
Basic	$ 5.88	$ (0.14)	$ (0.63)
Diluted	$ 5.82	$ (0.14)	$ (0.62)
Net earnings per share
Basic	$ 8.42	$ 3.78	$ 3.23
Diluted	$ 8.34	$ 3.75	$ 3.21

        See accompanying notes to the consolidated financial statements.

PAVILION BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2004, 2003, and 2002

(000's omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity
Balance January 1, 2002	$ 10,187	$ 13,124	$ 252	$ 23,563
Comprehensive income:
Net income	-	2,855	-	2,855
Establish minimum pension liability	-	-	(399)
Unrealized gains (losses) on securities	-	-	169
Tax effect	-	-	82

Total other comprehensive income	-	-	(148)	(148)

Total comprehensive income	-	-	-	2,707
Change in common stock subject to repurchase	344	-	-	344
Retirement of stock - 21,423 shares	(1,019)	-	-	(1,019)
Proceeds from sale of stock - 2,044 shares	105	-	-	105
Stock option expense	34	-	-	34
Stock options exercised	60	-	-	60
Cash dividends - $.82 per share	-	(725)	-	(725)

Balance December 31, 2002	9,711	15,254	104	25,069
Comprehensive income:
Net income	-	3,235	-	3,235
Net change in minimum pension liability	-	-	399
Unrealized gains (losses) on securities	-	-	(199)
Tax effect	-	-	(71)

Total other comprehensive income	-	-	129	129

Total comprehensive income	-	-	-	3,364
Change in common stock subject to repurchase	301	-	-	301
Retirement of stock - 28,238 shares	(1,384)	-	-	(1,384)
Stock option expense	43	-	-	43
Stock options exercised	60	-	-	60
Cash dividends - $1.09 per share	-	(929)	-	(929)
Payment of 5% stock dividend	1,944	(1,944)	-	-

Balance December 31, 2003	10,675	15,616	233	26,524
Comprehensive income:
Net income	-	7,132	-	7,132
Unrealized gains (losses) on securities	-	-	(207)
Tax effect	-	-	(72)

Total other comprehensive	-	-	(279)	(279)

Total comprehensive income	-	-	-	6,853
Change in common stock subject to repurchase	(745)	-	-	(745)
Retirement of stock	(1)	-	-	(1)
Stock option expense	43	-	-	43
Stock options exercised	218	-	-	218
Cash dividends - $1.22 per share	-	$ (1,035)	-	$(1,035)

Balance December 31, 2004	$ 10,190	$ 21,713	$ (46)	$ 31,857

PAVILION BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31, 2004, 2003 and 2002

(000's omitted)	2004	2003	2002
Cash flows from operating activities
Net income	$ 7,132	$ 3,235	$ 2,855
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	579	830	903
Stock option expense	43	43	34
Provision for loan losses	693	808	953
Gain on sale of discontinued operation	(6,990)	-	-
Deferred income tax benefit	997	-	-
Amortization (accretion) on investment securities
available for sale	188	292	292
Net realized (gain) loss on sales of securities	-	-	(9)
Amortization of mortgage servicing rights	444	2,401	1,783
Origination of mortgage loans held for sale	(85,788)	(276,648)	(230,041)
Proceeds from sales of mortgage loans held for sale	86,884	281,084	231,391
Net gains on sale of mortgage loans	(1,207)	(5,822)	(4,839)
Net change in:
Deferred loan origination fees	-	(10)	(102)
Accrued interest receivable	2	181	10
Other assets	394	2,115	590
Accrued interest payable	(61)	(65)	(343)
Other liabilities	(7,374)	964	304

Net cash (used in) provided by operating activities	(4,064)	9,407	3,782
Cash flows from Investing Activities
Proceeds from:
Maturities, calls and principal payments on
securities available for sale	8,349	16,903	18,135
Sales of securities available for sale	-	-	3,509
Federal Reserve Bank Stock	21	-	-
Proceeds from sale of discontinued operation	15,101	-	-
Purchases of:
Securities available for sale	(16,410)	(12,614)	(21,005)
Federal Home Loan Bank Stock	(137)	(97)	-
Federal Reserve Bank Stock	-	(29)	(13)
Premises and equipment, net	(896)	(672)	(606)
Net change in discontinued operation	-	2,850	(2,907)
Net increase (decrease) in loans	1,726	(40,117)	(22,983)
Recoveries on loans charged-off	82	119	151

Net cash provided by (used in) investing activities	7,836	(33,657)	(25,719)
Cash flows from financing activities
Net change in deposits	(2,374)	22,232	6,313
Net change in short term borrowings	682	3,909	1,617
Proceeds from FHLB advances	2,000	2,500	-
Repayment of FHLB advances	(635)	(407)	(376)
Repurchase of common stock	-	(1,384)	(1,019)
Issuance of common stock	-	-	105
Stock options exercised	218	60	61
Dividends paid	(1,035)	(929)	(725)

Net cash provided by (used in) financing activities	(1,144)	25,980	5,975

Net change in cash and cash equivalents	2,628	1,730	(15,961)
Cash and cash equivalents at beginning of year	9,072	7,342	23,303

Cash and cash equivalents at end of year	$ 11,699	$ 9,072	$ 7,342

Supplemental schedule of noncash activities
Transfer from:
Loans to foreclosed real estate	$ 914	$ 491	$ 1,521
Cash paid for:
Interest	$ 3,894	$ 4,662	$ 6,372
Income taxes	$ 805	$ 1,395	$ 1,599

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Pavilion Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Bank of Lenawee (the “Bank”), conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following describes the significant accounting and reporting policies which are employed in the preparation of the consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Pavilion Mortgage Company and Pavilion Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations: In accordance with Statement of Financial Accounting Standards No. 144, on July 16, 2004 Pavilion Bancorp, Inc. announced that it had signed a definitive agreement to sell the Bank of Washtenaw for $15,101,000 in cash. The sale was completed on October 29, 2004. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the financial position and results of operations of the Bank of Washtenaw are removed from the detail line items in the Company’s consolidated financial statements and presented separately as “discontinued operations.” Please refer to Note 15 to the Company’s Consolidated Financial Statements for additional information.

Nature of Operations and Industry Segments: The Company is a one-bank holding Company which conducts limited business activities. The Bank performs the majority of business activities.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, individual retirement accounts and certificates of deposit. Pavilion Mortgage Company originates personal mortgage loans, and the majority of the mortgage loans originated are sold on the secondary market. Pavilion Financial Services, Inc. owns an interest in a title insurance agency. While the Company monitors the revenue stream of various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated into one operating segment. The principal markets for the Bank’s financial services are the communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through their offices located in Lenawee and Hillsdale Counties in Michigan.

Use of Estimates: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, foreclosed assets, impaired loans, deferred tax assets, mortgage servicing rights and fair value of securities and other financial instruments.

Cash and Cash Equivalents: For the purpose of the consolidated statement of cash flow cash and cash equivalents include cash on hand, demand deposits with other financial institutions, federal funds sold and commercial paper, all of which mature within 90 days.

Stock Dividend On December 19, 2003, the Company declared a 5% stock dividend payable on January 30, 2004 to shareholders as of January 16, 2004. All per share data has been restated to reflect the stock dividend.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities: Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities held-to-maturity and securities available-for-sale below their cost that are deemed to be other than temporary (if any) are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been impacted, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock: Federal Home Loan Bank stock (“FHLB stock”) is considered a restricted investment security and is carried at cost. Purchases and sales of FHLB stock are made directly with the FHLB at par value.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted carrying value of the related mortgage loans sold.

Loans: The Company grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Accrual of interest on loans is generally discontinued at the time a loan becomes 90 days delinquent in its payments, unless the credit is well-secured and in the process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Uncollected accrued interest attributable to the current fiscal year on loans that are placed on nonaccrual or charged-off is reversed against interest income. Uncollected accrued interest attributable to prior fiscal year(s) is reversed against the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses (the “allowance”) is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines the uncollectibility of a loan balance. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, industry experience, regulatory guidance, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The allowance consists of specific, general, and unallocated components. The specific components relate to certain loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan. The general component covers classified and non-classified loans and is based on industry experience, regulatory guidance, and historical loss experience, adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral, if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Significant Group Concentrations of Credit Risk: Most of the Company’s activities are with customers located in Michigan. Note 2 discusses the types of securities in which the Company invests. Note 3 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a combination of straight-line and accelerated methods over the estimated useful lives of the assets.

Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported as other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Foreclosed Assets: Assets acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at fair value (less cost to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Other real estate owned amounts to $715,000 and $181,000 at December 31, 2004 and 2003 and are included in other assets.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Repurchase agreements are collateralized with securities owned by the Bank of Lenawee. Securities pledged as collateral for repurchase agreements are held in safekeeping at independent correspondent banks. Repurchase agreements are not covered by federal deposit insurance.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Benefit Plans: A defined benefit pension plan covers substantially all employees, with benefits based on years of service and compensation prior to retirement. The Company also maintains a profit-sharing and 401(k) plan. The profit-sharing and 401(k) plan expense and the amount contributed are determined by the Board of Directors. Employee benefits are discussed further in Note 11.

Stock-Based Compensation: Stock-based compensation expense is determined under the fair value-based method, net of related tax effects. No stock-based compensation cost is reflected in net income unless options granted have an exercise price that is less than the market price of the underlying common stock at date of grant. During 2001 stock options were granted with exercise prices that were less than the fair market value of the underlying common stock as of the grant date; therefore, the Company is recording compensation expense for the difference between the strike price and fair market value of the underlying common stock as of the respective grant dates for the 2001 and earlier stock option grants. Accordingly compensation expense for these stock options has been recorded during 2004, 2003 and 2002 based on the vesting schedules of the related stock options. Compensation expense for stock options was $43,000, $43,000 and $34,000 during 2004, 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation (000‘s omitted):

	2004	2003	2002
Net income as reported	$ 7,132	$ 3,235	$ 2,855
Less: Stock-based compensation expense
Determined under fair value based method	(37)	(63)	(61)

Pro forma net income	$ 7,095	$ 3,172	$ 2,794

Basic earnings per share - As Reported	$ 8.42	$ 3.78	$ 3.23
Basic earnings per share - Pro forma	$ 8.34	$ 3.70	$ 3.15
Diluted earnings per share - As Reported	$ 8.34	$ 3.75	$ 3.21
Diluted earnings per share - Pro forma	$ 8.30	$ 3.67	$ 3.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2004		2003		2002
Risk-free interest rate	3.75%		3.58%		4.78%
Expected option life	8 y	ears	8 y	ears	8 y	ears
Expected dividend yield	1.73%		1.96%		1.38%
Expected stock price volatility	19.86%		22.74%		22.92%

Advertising Expenses: Advertising expenses are expensed as incurred.

Income Taxes: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings per Common Share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per common share have been computed based on the following (000‘s omited):

	2004	2003	2002
Net income	$ 7,132	$ 3,235	$ 2,855

Average number of common shares outstanding
used to calculate basic earnings per share	846,221	856,361	884,044
Effect of dilutive options	8,682	6,895	6,483

Average number of common shares outstanding
used to calculate diluted earnings per
common share	854,903	863,256	890,527

Other Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Financial Instruments with Off-Balance Sheet Risk: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customers’ needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Reclassifications: Certain amounts appearing in the prior year’s financial statements have been reclassified to conform to the current year’s financial statements.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements:

SFAS No. 123 (revised 2004): SFAS No. 123 (revised 2004), “Share-Based Payment” revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains an employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost based on a grant-date fair value of the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for periods beginning after June 15, 2005. The adoption of this revised Statement is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Interpretation No. 46: In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities’ expected losses if they occur, receive a majority of the variable interest entities residual returns if they occur, or both. The Company, through fully-consolidated wholly-owned subsidiaries, sponsors a trust preferred security issuing vehicle. The Company determined that the trust preferred subsidiary meets the definition of a variable interest entity and that the Company is not the primary beneficiary of the subsidiary’s activities. There was no material impact to the results of operations as a result of applying the provisions of FIN 46-R.

EITF 03-1: In March, 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. At December 31, 2004, gross unrealized losses on available-for-sale securities was $192,000. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. The Company had no investment securities with impairment that was deemed to be other than temporary.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 2 — SECURITIES

The amortized cost and estimated fair market value of available-for-sale securities are as follows at December 31, 2004 and 2003 (000‘s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2004 U.S. Treasury & government agencies	$20,161	$ -	$ 178	$19,983
Obligations of states & political subdivisions	5,821	83	10	5,894
Mortgage-backed securities	1,986	27	4	2,009

Total available for sale securities	$27,968	$110	$ 192	$27,886

2003
U.S. Treasury & government agencies	$15,092	$ 77	$ -	$15,169
Obligations of states & political subdivisions	2,944	221	-	3,165
Mortgage-backed securities	2,048	53	-	2,101

Total available for sale securities	$20,084	$ -	$ -	$20,435

Contractual maturities of securities at December 31, 2004 are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (000‘s omitted):

	Available-for-Sale
	Amortized Cost	Market Value
Due in one year or less	$ 1,485	$ 1,495
Due from one to five years	22,539	22,389
Due from five to ten years	555	589
Due after ten years	1,403	1,404

Total debt securities	25,982	25,877
Mortgage-backed securities	1,986	2,009

Total	$27,968	$27,886

The tax benefit applicable to net realized gains and losses were minimal or none.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 2 — SECURITIES (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (000‘s omitted):

At December 31, 2004	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury & government agencies	$178	$19,983	$ -	$ -
Obligations of states & political
subdivisions	10	2,007	$ -	$ -
Mortgage-backed securities	4	567	$ -	$ -

Total available-for-sale securities	$192	$22,557	$ -	$ -

The Company had no investment securities with an unrealized loss at December 31, 2003.

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

Proceeds from sales of debt securities for the twelve months ended 2004, 2003 and 2002 are as follows (000‘s omitted):

	2004	2003	2002
Proceeds from sales	$ -	$ -	$ 3,509
Gross gains from sales	$ -	$ -	$ 9
Gross losses from sales	$ -	$ -	$ -

Securities with a fair value of approximately $4,949,000 and $10,123,000 at December 31, 2004 and 2003 were pledged to secure repurchase agreements and other borrowings.

NOTE 3 – LOANS RECEIVABLE

Major categories of loans in the portfolio are as follows at December 31, 2004 and 2003 (000‘s omitted):

	2004	2003
Commercial	$108,708	$120,853
Agricultural	34,875	33,390
Real Estate Mortgage	21,685	16,630
Real Estate Construction	8,768	8,851
Consumer	33,123	29,743

Total loans receivable	$207,159	$209,467

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 3 – LOANS RECEIVABLE (continued)

Certain directors and executive officers of the Company, including associates of such persons, were loan customers of the Company during 2004 and 2003. A summary of aggregate related-party loan activity for loans aggregating $60,000 or more to any related party at December 31, 2004 and 2003 is as follows (000‘s omitted):

	2004	2003
Balance at January 1	$ 3,204	$ 2,573
New loans	12,208	10,324
Repayments	(10,272)	(9,530)
Other adjustments	-	(163)

Balance at December 31	$ 5,140	$ 3,204

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the twelve months ended December 31, 2004, 2003 and 2002 are as follows (000‘s omitted):

	2004	2003	2002
Beginning balance	$ 2,302	$ 2,100	$ 1,891
Charge-offs	(582)	(506)	(606)
Recoveries	82	113	148
Provision for loan losses	693	595	667

Ending balance	$ 2,495	$ 2,302	$ 2,100

Impaired loans at December 31, 2004, 2003 and 2002 are as follows (000‘s omitted):

	2004	2003	2002
Impaired loans with no allowance for loan losses allocated	$ 13	$ -	$ 54
Impaired loans with allowance for loan losses allocated	$ 900	$1,796	$1,119
Total impaired loans	$ 913	$1,796	$1,173
Amount of the allowance allocated to impaired loans	$ 151	$ 352	$ 153
Average investment in impaired loans	$1,006	$1,808	$1,195
Interest income recognized during impairment	$ 14	$ 125	$ 101
Cash-basis interest income recognized	$ 7	$ 6	$ 75

No additional funds are committed to be advanced in connection with impaired loans.

Nonperforming loans at December 31, 2004 and 2003 were as follows (000‘s omitted):

	2004	2003
Loans past due over 90 days still on accrual	$556	$ 693
Nonaccrual loans	$671	$1,459

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 5 — LOAN SERVICING

The Bank routinely sells to investors its originated residential mortgage loans. The unpaid principal balance of loans serviced for others was approximately $374,022,000 and $392,514,000 at December 31, 2004 and 2003 and are not included in the accompanying consolidated balance sheets. Related escrow balances were $408,000 and $835,000 December 31, 2004 and 2003.

The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:

	December 31,
	2004	2003
Annual constant prepayment speed	10.79	14.49
Weighted average life (in months)	20	12
Discount rate	7.50%	8.67%

Activity for capitalized mortgage servicing rights was as follows (000‘s omitted):

	2004	2003	2002
Beginning balance	$ 2,739	$ 2,715	$ 2,066
Mortgage servicing rights capitalized	532	2,426	2,432
Mortgage servicing rights amortized	(444)	(2,402)	(1,783)

Ending balance	$ 2,827	$ 2,739	$ 2,715

There was no valuation allowance at December 31, 2004, 2003 and 2002 for mortgage servicing rights.

NOTE 6 — PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment at December 31, 2004, 2003 and 2002 are summarized as follows (000‘s omitted):

	2004	2003
Land	$ 561	$ 520
Buildings and improvement	6,394	6,420
Furniture and equipment	7,495	6,759

Total premises and equipment	14,450	13,699
Less: accumulated depreciation	(8,723)	(8,289)

Net carrying amount	$ 5,727	$ 5,410

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $579,000, $570,000 and $592,000, respectively. The anticipated annual expense from an operating lease is $53,000. Currently, the lease is in the fifth year of a ten year lease. Inflationary adjustments to the cost of such lease, based on changes in the Consumers Price Index, will begin in 2006.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 7 — DEPOSITS

The following table summarizes interest-bearing deposits at December 31, 2004 and 2003 (000‘s omitted):

	2004	2003
NOW accounts	$ 26,693	$ 26,727
Savings	58,329	59,852
Certificates of deposit:
$100,000 and over	32,788	26,883
Under $100,000	37,975	46,189

Total interest-bearing deposits	$155,785	$159,651

Stated maturities of time deposits at December 31, 2004 are as follows (000‘s omitted):

2005	$46,867
2006	15,780
2007	5,193
2008	1,987
2009	936
Thereafter	-

$70,763

NOTE 8 — BORROWED FUNDS

Borrowed funds at December 31, 2004 and 2003 are as follows (000’s omitted):

	2004	2003
Federal funds purchased	$ 1,450	$ 2,160
Repurchase agreements	2,482	1,090
Federal Home Loan Bank advances	8,586	7,221

Total borrowed funds	$12,518	$10,471

Federal funds purchased totaled $1,450,000 and $2,160,000 at December 31, 2004 and 2003, respectively. Federal funds purchased typically mature daily. The Bank utilizes a $10 million line of credit at a correspondent bank for this purpose. Rates on this line of credit ranged from 1.1875% to 2.50% during 2004.

Repurchase Agreements

Information concerning repurchase agreements at December 31, 2004 and 2003 are summarized as follows (000‘s omitted):

	2004	2003
Amount outstanding at year-end	$ 2,482	$ 1,090
Weighted average interest rate at year-end	0.53%	0.56%
Average daily balance during the year	$ 2,745	$ 1,239
Weighted average interest rate during the year	0.45%	0.54%
Maximum month-end balance during the year	$ 4,651	$ 1,736

Repurchase agreements are terminable upon demand.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 8 — BORROWED FUNDS (continued)

Federal Home Loan Bank Advances

The Company has various term advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) with fixed and variable interest rates ranging from 2.50% to 6.04% at December 31, 2004 and from 2.93% to 6.04% at December 31, 2003. The weighted average interest rate at December 31, 2004 is 4.38%. Maturity dates range from January 2006 to May 2008. The weighted average remaining maturity at December 31, 2004 is 486 days, or May 1, 2006. Pursuant to collateral agreements with the FHLB, the Company pledges various qualified 1-4 family mortgage loans as collateral for advances outstanding at the FHLB. At December 31, 2004 and 2003 such pledged mortgage loans had outstanding balances of $29,933,000 and $18,374,000, respectively. Certain advances are subject to prepayment penalties and the provisions and conditions of the credit policies of the FHLB.

Scheduled principal reductions on FHLB advances at December 31, 2004 are as follows (000‘s omitted):

2004	$ -
2005	2,682
2006	4,020
2007	228
2008	1,656

Total FHLB advances	$8,586

NOTE 9 – SUBORDINATED DEBENTURES

In December 2001, Lenawee Capital Trust I (“Capital Trust”), a trust formed by the Company, closed a pooled private offering of 5,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of Capital Trust are the junior subordinated debentures of the Company and payment thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Capital Trust under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at a variable rate of interest and are included in interest expense in the consolidated financial statements. The variable rate of interest is equal to the sum of the six-month London Interbank Offered Rate and 3.75% with a maximum rate of 11.0% during the first five years, and the rate of interest is equal to 6.44% as of December 31, 2004. This subordinated debenture is considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2004 and 2003, the outstanding principal balance of the subordinated debentures was $5 million. The principal balance of the subordinated debentures is presented as a liability in the financial statements.

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

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 10 – INCOME TAXES

Allocation of income taxes between current and deferred portions is as follows (000‘s omitted):

	2004	2003	2002
Continuing Operations:
Current	$ 4	$ 1,554	$ 1,516
Deferred	997	9	74

Total from continuing operations	1,001	1,563	1,590
Discontinued operations	2,735	(49)	(263)

Total	$3,736	$ 1,514	$ 1,327

Income tax expense from continuing operations calculated at the statutory federal income tax rate of 34% differs from actual income tax expense for continuing operations as follows (000‘s omitted):

	2004	2003	2002
Statutory rates	$ 1,072	$ 1,673	$ 1,700
Increase (decrease) from:
Tax-exempt securities income	(88)	(85)	(89)
Non-deductible expenses	13	4	4
Other, net	4	(29)	(25)

	$ 1,001	$ 1,563	$ 1,590

Year-end deferred tax assets and liabilities consist of (000‘s omitted):

	2004	2003	2002
Deferred tax assets
Allowance for loan losses	$ 306	$ 554	$ 515
Net deferred loan fees	26	189	181
Pension expense	-	183	67
Minimum pension liability	-	-	136
Net unrealized losses on securities available-for-sale	23	-	-
Other	270	142	75

Total deferred tax assets	625	1,068	974

Deferred tax liabilities
Depreciation	(646)	(399)	(338)
Mortgage servicing rights	(961)	(932)	(923)
Net unrealized gains on securities available for sale	-	(119)	(189)
Prepaid expenses	(138)	-	-
Other	(150)	(33)	-

Net deferred tax liabilities	(1,895)	(1,483)	(1,450)

Net deferred tax liability	$(1,270)	$ (415)	$ (476)

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 11 — EMPLOYEE BENEFITS

Defined Benefit Pension Plan

The Bank is a participant in the multi-employer Financial Institutions Retirement Funds (“FIRF” of the “Plan”), which covers substantially all of its officers and employees. The Plan, for all employees with one year of service, provides benefits based on basic compensation and years of service. The Bank’s contributions are determined by FIRF and generally represent the normal cost of the Plan. Specific Plan assets and accumulated benefit information for the Bank’s portion of the Plan are not available. Under the Employee Retirement Income Security Act of 1974 (“ERISA”), a contributor to a multiemployer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. Currently, the Bank does not intend to withdraw from the Plan, though management regularly reviews the structure of benefits offered for appropriateness and long-term cost effectiveness. The Bank was fully funded in the Plan as of December 31, 2004. The expense of the Plan allocated to the Bank for the twelve months ended December 31, 2004 and 2003 was $416,109 and $432,000, respectively. Additionally, the Bank made special underfunding payments into the Plan during 2004 and 2003 of $737,727 and $67,617, respectively.

ESOP and 401(k) Plan

The Company adopted an employee stock ownership plan, or ESOP, originally known as the Bank of Lenawee Employee Stock Ownership Plan (the “Plan”), for the purpose of acquiring outstanding shares of the Company’s predecessor, for the benefit of eligible employees. The Plan was effective as of January 1, 1984 and has received notice of qualification by the Internal Revenue Service.

In connection with the adoption of the Plan, a Trust was established to hold the shares acquired. During the period 1984 through 1994, the Company (and its predecessors) made contributions to the Trust. Such contributions consisted of both shares of employer stock or cash which was used to acquire shares of employer stock from others. When cash contributions were used to acquire employer stock from others, such shares were acquired at or below fair market value as determined from time to time by reference to market transactions or by independent appraisal. On January 1, 1995 the Company ceased making contributions to the Plan.

Effective January 1, 1996, the Company adopted an amendment to the Plan adding a so-called “cash or deferred” arrangement under Section 401(k) of the Internal Revenue Code and providing for elective contributions by employees (up to 20% of their eligible compensation) and matching contributions by the Company equal to 100% of each eligible employee’s elective contributions (but with the match capped at 2% of his or her eligible compensation). Matching contributions from the Company consist of the Company’s common shares. Since January 1, 1996, the Plan has been known as the Employee Stock Ownership and 401(k) Savings Plan. Expense relating to the 401(k) provision was $108,000, $113,000 and $110,000 in 2004, 2003 and 2002, respectively.

Accumulations of employer stock (now Company stock) allocated under the ESOP prior to 1995 continue to be allocated to employees and are to be held in the Trust until such employees become entitled to a distribution in accordance with the provisions of the Plan (normally at retirement or termination of employment for other reasons). At December 31, 2004 and 2003, the Trust held 74,494 and 75,985 of the Company’s stock, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at the most recent appraised value in accordance with the terms and conditions of the ESOP portion of the Plan. As such, these shares are classified as a liability in the financial statements. The appraised value of the shares of Company stock held by the Trust was $4,544,000 and $3,799,000 at December 31, 2004 and 2003, respectively.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 11 — EMPLOYEE BENEFITS (continued)

Stock Option Plan

Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Information about options available for grant and options granted follows:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2002	44,940	36,834	$ 31.93
Options issued	(7,560)	7,560	$ 49.05
Options exercised	-	(2,125)	$ 21.81
Options forfeited	1,571	(1,571)	$ 43.73

Balance at December 31, 2002	38,951	40,698	$ 35.18
Options issued	(7,140)	7,140	$ 50.00
Options exercised	-	(2,570)	$ 23.40
Options forfeited	-	(1,882)	$ 45.19

Balance at December 31, 2003	31,811	43,386	$ 38.19
Options issued	(9,030)	9,030	$ 50.71
Options exercised	-	(6,720)	$ 32.48
Options forfeited	-	(9,135)	$ 49.78

Balance at December 31, 2004	22,781	36,561	$ 39.37

The weighted average fair value of stock options granted was $11.43, $9.66 and $15.90 for 2004, 2003 and 2002, respectively.

Options exercisable at December 31 of each year were as follows:

	Number of Options	Weighted Average Exercise Price
2004	28,870	$ 39.07
2003	24,917	$ 30.35
2002	21,054	$ 26.55

Options outstanding at December 31, 2004 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17.00 - $24.00	10,080	2.18	$20.83	10,080	$20.83
$34.00 - $42.00	8,316	4.59	$38.10	7,900	$38.10
$48.00 - $52.00	18,165	7.79	$49.65	10,890	$49.65

Outstanding at year end	36,561	5.51	$39.07	28,870	$39.07

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 12 — COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Credit-Related Financial Instruments: The Company is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for balance sheet instruments.

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (000‘s omitted):

	2004	2003
Commitments to extend credit	$68,197	$50,661
Credit card arrangements	3,775	3,401
Commercial and standby letters of credit	2,487	2,409

	$74,459	$56,471

At December 31, 2004 and 2003 required reserves at the Federal Reserve Bank of Chicago totaled $5,716,000 and $3,144,000, respectively. These reserves do not earn interest.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based upon management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit and revolving lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are typically collateralized and usually carry a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party, and are used primarily to support public and private borrowing arrangements. Essentially, all letters of credit issued have expiration dates within one year. The Company generally holds collateral supporting those commitments if deemed necessary.

Lease Commitments: Future minimum lease payments under the Company’s current non-cancelable operating leases are immaterial.

Legal Contingencies: Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 13 – PARENT-ONLY CONDENSED FINANCIAL STATEMENTS

The following represents the condensed financial statements of Pavilion Bancorp, Inc., (“Parent”) only. The Parent-only financial information should be read in conjunction with the Company’s consolidated financial statements.

The condensed balance sheet at December 31, 2004 and 2003 is as follows (000‘s omitted):

	2004	2003
Assets
Cash and cash equivalents	$14,105	$ 463
Securities available for sale	1,959	364
Investment in subsidiaries	28,178	34,785
Other	175	165

Total assets	$44,417	$35,777

Liabilities & Shareholders' Equity
Subordinated debentures	$ 5,000	$ 5,000
Other	3,016	454
Common stock subject to repurchase in ESOP	4,544	3,799
Shareholders' equity	31,857	26,524

Total liabilities & shareholders' equity	$44,417	$35,777

The Parent-only condensed statement of income for the years ended December 31, 2004, 2003 and 2002 is as follows (000‘s omitted):

	2004	2003	2002
Dividends from subsidiaries	$ 1,750	$ 1,750	$ 1,300
Interest income	20	14	23
Interest expense	(285)	(249)	(293)
Other operating expense	(52)	(49)	(79)

Income before equity in undistributed net
income of subsidiary	1,433	1,466	951
Equity in undistributed net income from
subsidiaries	1,060	1,670	1,869

Income from continuing operations before
income tax benefit	2,493	3,136	2,819
Income tax benefit	(222)	(99)	(35)

Income from continuing operations	2,715	3,235	2,855
Gain on sale of discontinued operation, net of
tax	4,417	-	-

Net income	$ 7,132	$ 3,235	$ 2,855

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 13 — PARENT-ONLY CONDENSED FINANCIAL STATEMENTS (continued)

The condensed statement of cash flows for the years ended December 31, 2004, 2003 and 2002 is as follows (000‘s omitted):

	2004	2003	2002
Cash Flows from Operating Activities	$ 7,312	$ 3,235	$ 2,855
Net Income
Adjustments to reconcile net income to net cash
provided by operating activities:
(Equity) excess in undistributed net income of
subsidiaries	(1,060)	(1,668)	(1,869)
Gain on sale of discontinued operation	(6,990)	-	-
Net amortization of investment securities	(1)	(2)	0
Stock option expense	43	43	34
Other	1,828	92	7

Net cash provided by operating activities	952	1,700	1,027
Cash Flows from Investing Activities
Investment in banking subsidiaries	-	(500)	(3,000)
Net proceeds from sale of discontinued operations	15,101	-	-
Purchase of securities available for sale	(1,755)	-	-
Proceeds from maturities of securities available for sale	162	-	252

Net cash provided by (used in) investing activities	13,508	(500)	(2,748)
Cash Flows from Financing Activities
Repurchase of common stock	(1)	(1,384)	(1,019)
Issuance of common stock	-	-	105
Stock options exercised	218	60	61
Dividends paid	(1,035)	(929)	(725)

Net cash used in financing activities	(818)	(2,253)	(1,578)

Net increase (decrease) in cash and cash equivalents	13,642	(1,053)	(3,299)
Beginning cash and cash equivalents	463	1,517	4,815

Ending cash and cash equivalents	$ 14,105	$ 463	$ 1,517

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, rather than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used to estimate fair values for financial instruments:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Securities, Federal Home Loan Bank Stock and Federal Reserve Bank Stock: Fair values for securities, excluding Federal Home Loan Bank of Indianapolis stock and Federal Reserve Bank of Chicago stock, are based on quoted market prices. The carrying value of FHLB and FRB stock approximate fair value based on their redemption provisions.

Loans Held for Sale: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market rates.

Loans Receivable: Fair value of loans receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Loans held for sale have an estimated fair value that approximates the carrying value.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximate fair values.

Deposit Liabilities: The fair value disclosed for the various types of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered.

Borrowed Funds: The fair value of the Company’s borrowed funds are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar borrowing arrangements.

Subordinated Debentures: The fair value of the Company’s subordinated debentures approximate the carrying value.

Accrued Interest Payable: The carrying amount of accrued interest payable approximate fair values.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (000‘s omitted):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 11,700	$ 11,700	$ 9,072	$ 9,072
Securities available-for-sale	27,886	27,886	20,435	20,435
Equities	3,098	3,098	2,982	2,982
Loans held for sale	322	322	433	433
Loans, net	204,664	203,960	207,165	207,869
Accrued interest receivable	1,429	1,429	1,431	1,431
Financial liabilities:
Demand and savings deposits	(129,229)	(126,572)	(129,294)	(129,407)
Time deposits	(70,763)	(70,571)	(73,072)	(76,031)
Borrowed funds	(12,518)	(12,513)	(10,471)	(10,826)
Subordinated debentures	(5,000)	(5,000)	(5,000)	(5,000)

NOTE 15 – DISCONTINUED OPERATIONS

On July 16, 2004 Pavilion Bancorp, Inc. announced that it had signed a definitive agreement to sell the Bank of Washtenaw for $15,101,000. The sale was completed on October 29, 2004. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the company on January 1, 2002, the financial position and results of operations of Bank of Washtenaw are removed from the detail line items in the company’s financial statements and presented separately as “discontinued operations.”

The condensed balance sheet (unaudited) as of December 31, 2004 and 2003 for Bank of Washtenaw is as follows (000‘s omitted):

	2004	2003
Assets
Cash & Cash Equivalents	$ -	$ 7,168
Securities Available for Sale	-	141
Loans, net	-	64,593
Premises and Equipment	-	747
Other	-	267

Total Assets	$ -	$72,916

Liabilities & Shareholders' Equity
Deposits	$ -	$61,584
Other	-	4,256
Common Stock Subject to Repurchase in ESOP	-	-
Shareholders' Equity	-	7,076

Total Liabilities & Shareholders' Equity	$ -	$72,916

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 15 – DISCONTINUED OPERATIONS (continued)

The condensed income statement (unaudited) for the twelve months ended December 31, 2004 and 2003 for Bank of Washtenaw is as follows (000‘s omitted):

	2004	2003	2002
Interest income	$3,428	$ 3,917	$ 3,114
Interest expense	1,052	1,362	1,324

Net interest income	2,376	2,555	1,790
Provision for loan losses	19	213	286
Noninterest income	537	421	350
Noninterest expenses	2,170	2,936	2,670

Income (loss) before taxes	724	(173)	(816)

Income tax expense (benefit)	162	(49)	(263)

Net income (loss)	$ 562	$ (124)	$ (553)

NOTE 16 — REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. Prompt corrective action provisions are not applicable for bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts, and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 16 — REGULATORY MATTERS (continued)

At December 31, 2004 the Bank was considered well-capitalized under the regulatory framework for prompt corrective action. The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003 are presented in the following table (in millions):

	Actual		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total capital (to risk weighted assets)
Consolidated	$ 43.9	20.4%	$ 17.3	8.0%	n/a	n/a
Bank of Lenawee	$ 30.8	15.2%	$ 16.2	8.0%	$ 20.2	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$ 41.4	19.2%	$ 8.6	4.0%	n/a	n/a
Bank of Lenawee	$ 28.3	14.0%	$ 8.1	4.0%	$ 12.1	6.0%
Tier 1 Capital (to average assets)
Consolidated	$ 41.4	13.4%	$ 12.4	4.0%	n/a	n/a
Bank of Lenawee	$ 28.3	10.9%	$ 10.4	4.0%	$ 13.0	5.0%

2003 Total Capital (to risk weighted assets)
Consolidated	$ 38.1	13.0%	$ 23.4	8.0%	n/a	n/a
Bank of Lenawee	$ 29.8	13.4%	$ 17.7	8.0%	$ 22.2	10.0%
Tier 1Capital (to risk weighted assets)
Consolidated	$ 35.1	12.0%	$ 11.7	4.0%	n/a	n/a
Bank of Lenawee	$ 27.5	12.6%	$ 8.9	4.0%	$ 13.3	6.0%
Tier 1 Capital (to average assets)
Consolidated	$ 35.1	11.2%	$ 12.6	4.0%	n/a	n/a
Bank of Lenawee	$ 27.5	11.1%	$ 9.9	4.0%	$ 12.4	5.0%

The Company’s regulatory capital includes $5 million of subordinated debentures, issued by Lenawee Capital Trust I in December 2001, and are subject to certain limitations. Federal Reserve guidelines limit the amount of subordinated debentures which may be included in Tier 1 capital of the Company to 25% of total Tier 1 capital. At December 31, 2004 and 2003 the entire amount of subordinated debentures was included as Tier 1 capital of the Company. Please refer to Note 9 to the Company’s Consolidated Financial Statements for additional information.

NOTE 17 – RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. At December 31, 2004, the Bank’s retained earnings available for the payment of dividends was $5,579,000. Accordingly, $22,599,088 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2004. Funds available for loans or advances by the Bank to the Company amounted to $1,600,000.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes the Company’s quarterly results for the years ended December 31, 2004 and 2003 (000‘s omitted):

	For the Three-Month Period ended
	March 31	June 30	September 30	December 31
2004

Interest income	$3,679	$3,700	$3,766	$3,740
Interest expense	740	645	700	710

Net interest income	2,939	3,055	3,066	3,030
Provision for loan losses	64	88	63	478

Net interest income after
provision for loan losses	2,875	2,967	3,003	2,552
Noninterest income	943	1,024	874	725
Noninterest expense	2,776	2,828	3,050	3,155
Federal income tax expense	312	348	251	90

Net income for continuing operations	730	815	576	32
Discontinued operation
Income from discontinued operation	46	68	177	433
Gain on sale of discontinued operation	-	-	-	6,990
Provision (benefit) for income tax	17	24	61	2,633

Income from discontinued operation	29	44	116	4,790

Net income	$ 759	$ 859	$ 692	$4,822

Earnings per share from
continuing operations
Basic	$ 0.88	$ 0.97	$ 0.68	$ 0.02
Diluted	$ 0.87	$ 0.96	$ 0.67	$ 0.02
Earnings per share from
discontinued operations
Basic	$ 0.03	$ 0.05	$ 0.14	$ 5.66
Diluted	$ 0.03	$ 0.05	$ 0.14	$ 5.60
Net earnings per share
Basic	$ 0.91	$ 1.02	$ 0.82	$ 5.68
Diluted	$ 0.90	$ 1.01	$ 0.81	$ 5.62

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (unaudited)(continued)

	For the Three-Month Period ended
	March 31	June 30	September 30	December 31
2003

Interest income	$ 3,745	$ 3,768	$ 3,810	$ 3,716
Interest expense	850	870	807	725

Net interest income	2,895	2,898	3,003	2,991
Provision for loan losses	80	240	135	140

Net interest income after
provision for loan losses	2,815	2,658	2,868	2,851
Noninterest income	1,395	1,823	1,707	915
Noninterest expense	2,990	3,108	3,212	2,800
Federal income tax expense	410	423	430	300

Net income from continuing
operations	810	950	933	666
Discontinued operation
Loss from discontinued operation	(50)	(34)	(37)	(52)

Income tax benefit	(15)	(10)	(10)	(14)

Loss from discontinued operation	(35)	(23)	(27)	(39)

Net income	$ 775	$ 927	$ 906	$ 627

Earnings per share from
continuing operations
Basic	$ 0.93	$ 1.10	$ 1.10	$ 0.79
Diluted	$ 0.93	$ 1.09	$ 1.09	$ 0.78
Earnings per share from
discontinued operations
Basic	$(0.04)	$(0.03)	$(0.03)	$(0.05)
Diluted	$(0.04)	$(0.03)	$(0.03)	$(0.05)
Net earnings per share
Basic	$ 0.89	$ 0.08	$ 1.07	$ 0.74
Diluted	$ 0.89	$ 1.07	$ 1.06	$ 0.73

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

[THIS PAGE INTENTIONALLY LEFT BLANK]

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 19 — SUBSEQUENT EVENT

In accordance with a Reduction-in-Force plan (“RIF”) that was developed with the goal of increasing operational efficiency, the Bank plans to eliminate various staff positions in the first quarter of 2005. Severance packages in varying amounts will be offered to employees affected by the RIF. The Bank estimates that the aggregate amount of such severance packages is approximately $250,000. A charge to earnings will be recognized in the first quarter of 2005.

PAVILION BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding the Company’s expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to the Company and its management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in its filings with the Securities and Exchange Commission.

INTRODUCTION

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) provides information about the consolidated financial condition and results of operations of Pavilion Bancorp, Inc. (the “Company) as of December 31, 2004 and for the three year period ended December 31, 2004 and is intended to assist in understanding the results of operations of the Company. Information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

BUSINESS OF PAVILION BANCORP, INC.

Pavilion Bancorp, Inc. (the “Company”), a bank holding Company, was incorporated in Michigan in 1993. The shareholders elected to change its name to Pavilion Bancorp Inc. from Lenawee Bancorp Inc. on April 18, 2002. The Bank of Lenawee (the “Bank”), a Michigan banking corporation chartered in 1869, is a wholly-owned subsidiary of the Company. Pavilion Mortgage Company, a wholly-owned subsidiary of the Bank, engages in the residential mortgage origination business. Pavilion Financial Services, Inc., a wholly-owned subsidiary of the Bank, owns an interest in a title insurance agency.

The Company’s primary business is concentrated in a single industry segment — commercial banking. The Bank provides a full range of banking services to individuals, commercial businesses and industries located in its service area. The Bank maintains diversified loan portfolios, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, individual retirement accounts and certificates of deposit.

The principal markets for financial services provided are in the southern-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The bank serves these markets through 8 locations in or near its communities. The Bank does not have any material foreign assets or income.

The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 75.4% of total revenue in 2004 compared to 67.2% in 2003. Though interest rates remained at low levels in 2004, mortgage loan sale activity and gains on sales of mortgage loans was lower than 2003 as mortgage refinance activity declined significantly. This activity accounted for 8.2% of total revenue in 2004 compared to 27.1% in 2003.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, the performance of the economy or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and deferred tax and tax provision estimates. Additional information regarding the Company’s critical accounting policies are discussed in detail in Note 1 to the consolidated financial statements.

Discontinued Operations

As previously disclosed in earlier regulatory filings, in accordance with Statement of Financial Accounting Standards No. 144, on July 16, 2004 Pavilion Bancorp, Inc. announced that it had signed a definitive agreement to sell the Bank of Washtenaw for $15,100,000. Sale of the Bank of Washtenaw was initiated to concentrate the Company’s resources in the Lenawee County market and other potential markets that are more homogenous to the Bank’s traditional market area.. In accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the financial position and results of operations of the Bank of Washtenaw are removed from the detail line items in the Company’s consolidated financial statements and presented separately as “discontinued operations.” Accordingly, the various supporting schedules contained in the MD&A are also presented with Bank of Washtenaw-related information removed. The sale was completed on October 29, 2004. Please refer to Note 15 to the Company’s Consolidated Financial Statements for additional information.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of losses inherent in the Bank’s loan portfolio. Management relies on a number of factors and sources of information in preparing this estimate. These include, but are not limited to, internal credit analyses and loan risk ratings, local economic conditions and trends, regulatory requirements, collateral values, loan types and loan documentation. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loan types and other subjective factors management may believe to be relevant and/or material. Please refer to the section entitled “Loans, Credit Quality and Allowance for Loan Losses” located elsewhere in this report for additional information.

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

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2 Rating: “Low risk. Multiple ‘strong’ sources of repayment. Debt of borrower is modest relative to the borrower’s financial strength and ability to pay. Borrower must be profitable, have a demonstrated track record, very strong cash flow and margins above projected needs. Loan supported by unaudited financial statements containing strong balance sheets and five consecutive years of profits combined with a satisfactory relationship with the Bank. Customer demonstrates the ability to manage the working capital position and term financing requirements. Possessing a sound repayment source (and a secondary source) which definitely will allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character. Other characteristics:

-	Significant net worth
-	Better than average debt to worth ratio (e.g. 2.0 to 1 or less)
-	Above average working capital ratio
-	Current accounts payable
-	Secured loans must have collateral Loan/value ratio of 70% or lower
-	10% of assets are liquid"

3 Rating: “Moderate risk. ‘Good’ primary and secondary sources of repayment. Debt of the borrower is reasonable relative to borrower’s financial strength and ability to pay. Borrower must be profitable, have a demonstrated track record, exhibits sufficient cash flow and margins above projected needs. Borrowers have satisfactory asset quality and liquidity, adequate debt capacity and coverage, and good management in critical positions. Earning statements may reflect a one year loss, but borrowers have sufficient strength and financial flexibility to offset this event. Occasionally has a need for working capital and or term financing. Other characteristics:

-	Acceptable net worth
-	Acceptable industry average for debt to worth ratio
-	Adequate working capital
-	Not significantly slow in paying accounts payable
-	Cash flow ratio = 1.3 or above"

4 Rating: "Acceptable risk. Sufficient primary source of repayment and acceptable secondary source of repayment has either:

-	Minimum net worth
-	Fairly high debt to worth ratio
-	Adequate cash flow ratio (1.2 or above) with higher than desired leverage; or marginal cash flow (1.2 or below) with strong capitalization and liquidity.
-	Declining earnings, limited additional debt capacity, or market fundamentals that indicate above average risks.

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

-	Little or no net worth
-	High debt to worth ratio
-	Cash Flow ratio = 1.1 or above
-	Start up or deteriorating industries or with a poor and declining market share in an average industry
-	An element of asset quality, financial flexibility, or management is below average"

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Mortgage Servicing Rights (“MSRs”)

The Bank records the original MSRs based on market data. A periodic independent third party valuation is completed to determine potential impairment of MSRs as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact on the carrying value of the MSRs asset. Quarterly third party independent valuations were initiated in the third quarter of 2004. Previously, independent third party valuations were completed twice per year. For additional information, please refer to Note 5 to the Company’s Consolidated Financial Statements located elsewhere in this report.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based upon the tax effects of the various temporary differences between book and tax bases of the various balance sheet asset and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. For additional information, please refer to Note 10 to the Company’s Consolidated Financial Statements and the section entitled “Federal Income Tax Expense,” both located elsewhere in this report.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total assets decreased by 19.8%, or $64.1 million, to $259.3 million at December 31, 2004 from $323.4 million at December 31, 2003. The decrease in total assets is attributable to the sale of the Company’s former subsidiary, the Bank of Washtenaw. Assets attributable to Bank of Washtenaw, which are noted on the Company’s Consolidated Balance Sheet as “Assets of Discontinued Operations,” totaled $72.9 million at December 31, 2003. Increases in Cash and due from banks and securities available-for-sale offset a portion of the overall decline in total assets.

Total liabilities decreased by $69.4 million, or 23.4%, to $227.5 million at December 31, 2004 from $296.9 million at December 31, 2003. Liabilities attributable to Bank of Washtenaw, which are noted on the Company’s Consolidated Balance Sheet as “Liabilities of Discontinued Operations” totaled $65.8 million at December 31, 2003. The elimination of such liabilities was the primary cause of the overall decline in liabilities.

Total shareholders’ equity increased $5.4 million, or 20.0%, to $31.9 million at December 31, 2004 compared to $26.5 million at December 31, 2003. Income from continuing operations, combined with the gain on sale from the divestiture of Bank of Washtenaw accounted for the increase in total shareholders’ equity. Cash dividends issued to shareholders in 2004 partially offset the increase in shareholders’ equity.

Investments and Fed Funds Sold

Total investments securities available-for-sale increased 36.8%, or $7.5 million, to $27.9 million at December 31, 2004, compared to $20.4 million at December 31, 2003. The increase is attributable to growth in deposits beyond funds required to meet existing loan demand and additional funds available to invest as a result of the sale of Bank of Washtenaw. Equity investments in the Federal Home Loan Bank of Indianapolis (“FHLB”), Fannie Mae and Freddie Mac registered minor changes, increasing, $137,000, or 3.8% to $2.7 million at December 31, 2004 from $2.6 million at December 31, 2003. Investment in FRB stock declined slightly, to $360,000 at December 31, 2004 from $381,000 at December 31, 2003. The Bank did not have any Fed Funds Sold at December 31, 2004 and 2003. The Company had no held-to-maturity securities as of December 31, 2004 and 2003.

The following table presents the maturity schedule of securities (based on estimated fair value) held and weighted average yield of those securities, as of December 31, 2004 (000‘s omitted):

	Within One Year		After One but Within Five Years		After Five but within Ten		After Ten Years		Mortgage-Backed Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury &
Government agencies	-		$19,983	2.86%	$-		-		-		$19,983	2.86%

Obligations of state & political subdivisions	1,495	3.67%	2,406	4.03%	589	5.24%	1,404	3.87%	-		5,894	4.02%

Mortgage-backed securities	-		-		-		-		2,009	4.34%	2,009	4.34%

Total	$1,495		$22,389		$589		$1,404		$2,009		$27,886

Maturity information does not incorporate any call provisions that the various securities may contain. Mortgage-backed securities do not have specific maturity dates, and thus have been incorporated into the above table as a separate maturity column. An analysis of the amortized cost and estimated fair market value of the investment portfolio is contained in Note 2 to the Company’s Consolidated Financial Statements.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans, Credit Quality and Allowance for Loan Losses

The following table summarizes the Company’s loan mix at December 31, 2004, 2003, 2002, 2001 and 2000 (000‘s omitted):

	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$143,583	$154,243	$139,971	$132,204	$149,058
Real estate-construction	8,768	8,851	8,677	5,833	13,383
Real estate-mortgage	21,685	16,630	9,175	15,334	14,225
Consumer	33,123	29,743	27,014	30,991	37,846

Total	$207,159	$209,467	$184,837	$184,362	$214,512

The Company’s loan portfolio decreased $2.3 million, or 1.1%, to $207.2 million at December 31, 2004 from $209.5 million at December 31, 2003. A decrease in commercial loans was the primary cause for the decline. Commercial, financial and agricultural loans decreased by $10.7 million, or 6.9%, to $143.6 million at December 31, 2004 from $154.3 million at December 31, 2003. Upon completion of the sale of the Bank of Washtenaw, approximately $10 million of commercial loan participations purchased from the Bank of Washtenaw by the Bank of Lenawee were reacquired by the bank that purchased the Bank of Washtenaw. The decrease in commercial loans attributable to the sale of Bank of Washtenaw was partially offset by subsequent commercial loan originations and increases in other loan categories. Specifically, real estate mortgages increased by $5.1 million, or 30.7%, to $21.7 million at December 31, 2004 from $16.6 million at December 31, 2003. The increase is attributable to a reclassification of approximately $3.0 million of loans secured by 1-4 family residential real estate from the commercial loan portfolio to the residential loan portfolio. The remaining portion of the increase is attributable to normal activity. Consumer loans registered a $3.4 million, or 11.4%, increase to $33.1 million at December 31, 2004 from $29.7 million at December 31, 2003. The moderately higher interest rate level in 2004 caused a shift in demand from residential mortgage refinancing to home equity loans, as customers found it more desirable to access equity in their residences through home equity loans rather than mortgage refinancing. Real estate construction loans declined slightly, falling to $8.8 million at December 31, 2004 from $8.9 million at December 31, 2003.

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2004, based on scheduled principal repayments (000‘s omitted). The columns labeled “More Than 1 Year” represent loans with maturities greater than one year, further categorized as fixed or variable rate loans (000‘s omitted):

	Due Within 1	Due After 1 but Within 5	Due After 5		More Than 1 Year
	Year	Years	Years	Total	Fixed	Variable
Commercial, financial and agricultural	$37,196	$41,858	$64,529	$143,583	$44,935	$61,451
Real estate-construction	8,768	-	-	8,768	-	-
Real estate-mortgage	576	6,412	14,697	21,685	10,352	10,758
Consumer	3,571	7,720	21,832	33,123	10,313	19,239

Total	$50,111	$55,990	$101,058	$207,159	$65,600	$91,448

The majority of loans originated by the Bank are fixed rate loans that mature within five years. Closed-end commercial and agricultural loans, though they may mature within five years, typically have principal amortization periods that exceed five years. Principal balances on commercial and agricultural lines of credit are typically due in full at maturity (usually one year).

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Items

The following is a summary of outstanding commitments by the Company to grant loans, unfunded commitments under lines of credit and letters of credit at December 31, 2004 and 2003 (000‘s omitted):

	2004	2003
Commitments to extend credit	$68,197	$50,661
Credit card program	3,775	3,401
Commercial and standby letters of credit	2,487	2,409

Total	$74,459	$56,471

Outstanding commitments to grant loans, lines of credit and letters of credit increased $18.0 million, or 31.9%, to $74.5 million at December 31, 2004 from $56.5 million at December 31, 2003. The increase in such off-balance sheet items is due primarily to increased loan demand coupled with continued business development activities. Included in these totals are commitments to lend on 1-4 family residences. Such loans are generally sold to the secondary market. Management does not expect that all commitments will result in funded loans.

Criticized and Classified Loans

The following tables present criticized and classified loans of the Bank at December 31, 2004 and 2003 (000‘s omitted):

	Loan Risk Ratings
Loan Type	5	6	7	8	Total
December 31, 2004
Commercial	$9,354	$10,765	$-	-	$20,119
Agricultural	2,107	1,368	-	-	3,475
Residential real estate mortgage	337	318	-	-	655
Consumer	117	34	-	-	151

Total	$11,915	$12,485	$-	$-	$24,400

December 31, 2003
Commercial	$19,811	$5,211	$30	$-	$25,052
Agricultural	2,435	648	-	-	3,083
Residential real estate mortgage	81	361	-	-	442
Consumer	52	75	-	-	127

Total	$22,379	$6,295	$30	$-	$28,704

Loans risk-rated as 5 are considered criticized loans, while loans risk-rated as 6 or higher are considered classified loans. Please refer to the section entitled “Critical Accounting policies” located within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of each loan risk rating. The Bank’s credit administration function is designed to provide increased information on all types of loans to identify adverse credit risk characteristics in as timely a manner as possible. Total criticized and classified loans decreased $4.3 million, or 15.0% to $24.4 million at December 31, 2004 from $28.7 million at December 31, 2003. The largest decrease was noted in loans risk-rated 5, which decreased $10.5 million, or 46.8%, to $11.9 million at December 31, 2004 from $22.4 million at December 31, 2003. Other categories of risk ratings, however, registered increases. Specifically, loans risk-rated 6 increased $6.2 million, or 98.3%, to $12.5 million at December 31, 2004 from $6.3 million at December 31, 2003. Changes in loans risk-rated 7 and 8 were minimal. The decrease in loans risk-rated 5 was due to pay-off of several such loans, continued efforts of management to closely monitor such loans and work with the respective borrowers to affect corrective action, and migration of various loans to a risk rating of 6. The increase in loans risk-rated 6 are due to several factors including local economic conditions, continued analysis and review of the loan portfolio, and migration of loans previously risk-rated as 5 to a risk-rating of 6. Management continues to closely monitor each loan adversely criticized or classified and institute appropriate measures to eliminate the basis of criticism.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

A continual process of monitoring, review and analysis is maintained to identify credit-related weaknesses of loans within the loan portfolio and assure that loans are risk-rated in an accurate and timely manner. Several levels of management oversight and Board of Directors oversight have been established as part of this process. Both internal and external resources are utilized in this process. Internally, the credit administration function reports directly to the CEO of the Bank and is not subordinate to the loan origination function. Management maintains a “Loan Watch List” Committee for the purpose of providing continuing oversight of each criticized or classified loan’s financial condition and performance, payment performance, collateral analysis, trend analysis and other relevant information. Loan workout plans are developed and reviewed in detail. Staff resources have been allocated to conduct internal review of loan customers’ financial information. Oversight from the Board of Directors is provided through the Directors Loan Committee, which meets on a monthly basis. Additionally, the full Board of Directors is provided detailed information on criticized and classified loans.

Nonperforming Assets

Nonperforming assets are comprised of other real estate owned (“OREO”), loans accounted for on a nonaccrual basis, and loans contractually past due 90 days or more as to interest or principal payments but still accruing interest.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2004, 2003, 2002, 2001 and 2000 (000‘s omitted):

	2004	2003	2002	2001	2000
Non-accruing loans past due	$671	$1,459	$603	$88	$113
Loans past due 90 days or more	556	693	1,853	1,029	523

Total nonperforming loans	1,227	2,152	2,456	1,117	636
Other real estate	715	181	1,783	879	294

Total nonperforming assets	$1,942	$2,333	$4,239	$1,996	$930

Nonperforming loans as a percent
of total loans	0.59%	1.03%	1.33%	0.61%	0.30%
Nonperforming assets as a percent
of total assets	0.94%	1.11%	2.29%	1.08%	0.43%
Nonperforming loans as a percent
of the loan loss reserve	49.18%	93.48%	116.95%	59.07%	27.8	1%

Total nonperforming assets decreased $391,000, or 16.8%, to $1.9 million at December 31, 2004 from $2.3 million at December 31, 2003. The decline is primarily attributable to the Bank’s continuing effort to improve overall loan quality through its credit administration process, as discussed above, and charge-off of such loans. Other Real Estate Owned comprises typical foreclosure proceedings. Though a moderate decline in nonperforming assets was noted in 2004, there is no guarantee that this trend will continue in 2005. As noted above, loans risk-rated as 6 increased $6.2 million, or 98.3%, during 2004. The risk that such loans will become nonperforming loans is higher than non-classified loans, despite efforts to eliminate the basis of criticism through the credit administration process.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables detail the allocation among individual loan portfolios within the allowance for loan losses at December 31, 2004, 2003, 2002, 2001 and 2000 (000‘s omitted):

	2004			2003
	Allowance	% of Total Allowance	% of Loans to Total Loans	Allowance	% of Total Allowance	% of Loans to Total Loans
Commercial, financial and agricultural	$1,965	78.76%	69.39%	$1,991	86.49%	73.64%
Residential-mortgage	97	3.89%	10.39%	9	0.39%	4.23%
Real estate-construction	37	1.48%	4.23%	25	1.09%	7.94%
Consumer	311	12.46%	15.98%	126	5.47%	14.20%
Other qualitative factors & trends	85	3.41%	na	151	6.56%	na

	$2,495	100.00%	100.00%	$2,302	100.00%	100.00%

	2002			2001
	Allowance	% of Total Allowance	% of Loans to Total Loans	Allowance	% of Total Allowance	% of Loans to Total Loans
Commercial, financial and agricultural	$1,613	76.81%	75.85%	$1,658	87.68%	70.42%
Residential-mortgage	18	0.86%	4.67%	5	0.26%	3.92%
Real estate-construction	25	1.19%	5.31%	20	1.06%	8.97%
Consumer	182	8.67%	14.17%	138	7.30%	16.69%
Other qualitative factors & trends	262	12.48%	na	70	3.70%	n/a

	$2,100	100.00%	100.00%	$1,891	100.00%	100.00%

	2000
	Allowance	% of Total Allowance	% of Loans to Total Loans
Commercial, financial and agricultural	$1,774	77.57%	69.49%
Residential-mortgage	1	0.04%	6.24%
Real estate-construction	134	5.86%	6.63%
Consumer	120	5.25%	17.64%
Other qualitative factors & trends	258	11.28%	na

	$2,287	100.00%	100.00%

The allowance for loan losses (the “allowance”) as a percentage of total loans was 1.20% at December 31, 2004, compared to 1.10% at December 31, 2003. For the twelve months ended December 31, 2004 provision for loan losses increased $98,000, or 16.5%, to $693,000 from $595,000 for the same period in 2003. Several factors affected the decision to increase the loan loss provision including a continued elevated amount of criticized and classified loans, significant migration of loans from a 5 risk-rating to a 6 risk-rating, local economic conditions and the overall mix of the loan portfolio. Please refer to the subsection entitled “Criticized and Classified Loans” within the section entitled “Loans, Credit Quality and Allowance for Loan Losses” located elsewhere in this discussion. Commercial and agricultural loans represent the largest segment of the Company’s loan portfolio. The portion of the allowance attributable to commercial and agricultural loans declined, as a percentage of the entire allowance, to 78.8% (or $1.97 million) at December 31, 2004 from 86.5% (or $1.99 million) at December 31, 2003. The decrease is attributable to the lower level of commercial and agricultural loans, as noted earlier in this discussion. While other loan categories registered increases as a percentage of the allowance, the impact on the overall allowance analysis is minimal because of the substantially smaller dollar amounts involved.

The Company maintains an allowance for loan losses believed to be sufficient to absorb estimated probable credit losses inherent in the loan portfolio, recognizing the imprecision inherent in the process of estimating credit losses.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The allowance represents management’s estimate of probable net loan charge-offs in the portfolio at each balance sheet date. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in the loan portfolio without specific identification of loan relationships.

The allowance for loan losses represents the Company’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of non-performing loans, delinquency trends, economic conditions and industry trends.

Inherent risks and uncertainties related to the operation of a financial institution requires the Company to rely on estimates, appraisals and evaluations of loans to prepare its financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

Deposits

Total deposits decreased $2.4 million, or 1.2%, to $200.0 million at December 31, 2004 from $202.4 million at December 31, 2003. Specifically, noninterest-bearing deposits increased $1.5 million, or 3.5%, to $44.2 million at December 31, 2004 from $42.7 million at December 31, 2003. The increase in noninterest bearing deposits is attributable to continuing business development efforts. Interest-bearing deposits decreased $3.9 million, or 2.4%, to $155.8 million at December 31, 2004 from $159.7 million at December 31, 2003. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater increased $5.9 million, or 22.0%, to $32.8 million at December 31, 2004 from $26.9 million at December 31, 2003. The increase is attributable to a greater amount of local municipal CD’s obtained through a competitive bidding process. Generally, municipal CD’s have shorter maturity lengths and thus can reprice more often than longer term CD’s. Certificates of deposit with balances under $100,000 decreased $8.2 million, or 17.8%, to $38.0 million at December 31, 2004 from $46.2 million December 31, 2003. The decrease is attributable to more competitive pricing in the Bank’s local market areas.

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Indianapolis (“FHLB”), agreements to repurchase securities sold under Repurchase Agreements (“repos”) with specific customers and draws on a fed funds purchased line of credit at a correspondent bank. FHLB advances increased by $1.4 million, or 18.9%, to $8.6 million at December 31, 2004 from $7.2 million at December 31, 2003. The increase is due to normal liquidity management activities. Repos increased $1.4 million, or 127.7%, to $2.5 million at December 31, 2004 from $1.1 million at December 31, 2003. The increase is attributable to the addition of one customer to this activity and normal daily activity. Borrowings under the Bank’s Fed Funds purchased line of credit decreased $710,000, or 32.9%, to $1.5 million at December 31, 2004 from $2.2 million at December 31, 2003. The decrease is attributable to normal daily fluctuation in the liquidity needs of the Company.

Amounts borrowed from the FHLB may be collateralized with either investment securities or certain types of loans. At December 31, 2004 no investment securities were pledged as collateral against FHLB borrowings. As disclosed in Note 8 to the Company’s Consolidated Financial Statements, $29.9 million and $18.4 million of 1-4 family residential mortgage loans were pledged as collateral at December 31, 2004 and 2003, respectively. For additional information regarding borrowed funds please refer to Note 8 to the Consolidated Financial Statements included elsewhere in this report.

Capital

The Company continues to maintain sufficient risk-based capital levels to remain as “adequately-capitalized” under federal regulatory requirements. For bank holding companies there is no “well-capitalized” designation. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. On a consolidated basis the Company improved its overall risk-based ratios in each measurement. Total risk-based capital (RBC) to risk-weighted assets (RWA) increased from 13.0% at December 31, 2003 to 20.4% at December 31, 2004. Similarly, the ratio of Tier 1 RBC to RWA increased to 19.2% at December 31, 2004 from 12.0% at December 31, 2003. The ratio of Tier 1 RBC to average assets increased to 13.4% at December 31, 2004 from 11.2% at December 31, 2003. Risk-based capital levels increased as a result of the sale of Bank of Washtenaw in the fourth quarter of 2004. Tier 1 RBC increased by $6.3 million, or 18.0%, to $41.4 million at December 31, 2004 from $35.1 million at December 31, 2003. The increase is attributable to profit from continuing operations, net of cash dividends issued to shareholders and the gain on sale of the Bank of Washtenaw.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Board of Directors is currently reviewing various alternatives to effectively employ the Company’s capital and to ensure capitalization levels remain appropriate based on the needs of the Company. Various factors to determine the appropriate capitalization level of the Company include, but are not limited to, strategic initiatives, profitability, changes in the mix and/or size of the balance sheet, credit risk, liquidity risk and interest rate risk. Based upon these factors the Board of Directors will determine the most appropriate and efficient form of permanent deployment of the Company’s capital.

RESULTS OF OPERATIONS

Net Income

Continuing Operations — Income from continuing operations for the twelve months ended December 31, 2004 declined $1.2 million, or 35.9%, to $2.15 million compared to $3.36 million for the same period in 2003. Basic earnings per share (“EPS”) attributable to continuing operations for the twelve months ended December 31, 2004 were $2.54 compared to $3.92 for the same period in 2003. Diluted EPS for the twelve months ended December 31, 2004 was $2.52 compared to $3.89 for the same period in 2003.

The decline in income from continuing operations results primarily from lower levels of mortgage origination-related income in 2004. Though interest rates remained low compared to historical levels, residential mortgage refinance activity declined as most homeowners had previously refinanced their residential mortgages and wouldn’t have benefited from additional refinance activity.

Discontinued Operations – On October 29, 2004 the Company completed the sale of its former subsidiary, the Bank of Washtenaw (“discontinued operation” or “discontinued component”). All activity attributable to Bank of Washtenaw is presented as a separate item within the Company’s financial statements. Income attributable to discontinued operations for the twelve months ended December 31, 2004 was $4.98 million compared to a loss of ($124,000) for the same period in 2003. Income from discontinued operations in 2004 consists of income (loss) from operation of the discontinued component and gain on sale of the discontinued component. In 2004 the Company recognized a net gain of $4.4 million on the sale of Bank of Washtenaw. Income attributable to the operation of the discontinued component in 2004 totaled $562,000 compared to a loss of $(124,000) for the twelve months ended December 31, 2003. Basic EPS attributable to discontinued operations for the twelve months ended December 31, 2004 were $5.88 compared to $(.14) for the same period in 2003. Diluted EPS for the twelve months ended December 31, 2004 were $5.82 compared to $(.14) for the same period in 2003.

Combined – On a combined basis net income for the twelve months ended December 31, 2004 increased $3.9 million, or 120.5%, to $7.13 million compared to $3.24 million for the same period in 2003. Basic EPS for the twelve months ended December 31, 2004 were $8.42 compared to $3.78 for the same period in 2003. Diluted EPS for the twelve months ended December 31, 2004 were $8.34 compared to $3.75 for the same period in 2003.

The significant increase in overall net income is due to the net gain-on-sale of Bank of Washtenaw that was recognized during the fourth quarter of 2004.

Net Interest Income

Net interest income for the twelve months ended December 31, 2004 increased $303,000, or 2.6%, to $12.1 million compared to $11.8 million for the same period in 2003. The increase in net interest income was primarily attributable to decreasing interest expense during 2004. Total interest income declined by $154,000, or 1.02%, to $14.9 million for the twelve months ended December 31, 2004 compared to $15.0 million during the same period in 2003. A lower amount of loans outstanding, coupled with a continued low rate environment and a decrease in residential mortgage loan activity were the primary causes of the decline. Interest expense decreased by $457,000, or 14.1%, to $2.8 million for the twelve months ended December 31, 2004 compared to $3.3 million during the same period in 2003. Reductions in rates paid on interest-bearing accounts accounted for most of the decline. Please refer to the discussion of the Rate/Volume Table for additional information.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the Company’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the years ended December 31, 2004, 2003 and 2002 (000‘s omitted). Average loans are presented net of unearned income and gross of the allowance for loan losses. Interest on loans includes loan fees. Nonaccrual loans are included in the average balance of loans.

	---------2004---------			---------2003---------			---------2002---------
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans receivable	$193,335	$13,914	7.20%	$197,011	$14,029	7.12%	$182,996	$14,805	8.09%
Securities available for sale(1)	19,329	784	4.06%	16,370	730	4.46%	23,927	1,134	4.74%
Federal funds sold	3,371	47	1.39%	3,453	48	1.39%	-	-	0.00%
Equity securities	3,002	140	4.66%	2,412	232	9.62%	2,377	262	11.02%
Interest-bearing balances with
other financial institutions	109	-	0.00%	34	-	0.00%	840	-	0.00%

Total interest-earning assets	$219,146	$14,885	6.79%	$219,280	$15,039	6.86%	$210,140	$16,201	7.71%
Noninterest-earning assets:
Cash and due from financial
institutions	9,041			5,510			10,281
Premises and equipment, net	5,446			5,219			5,414
Other assets	5,633			3,659			4,459

Total assets	$239,266			$233,668			$230,294

Interest-bearing liabilities:
Interest-bearing demand
deposits	$52,127	$328	0.63%	$51,189	$366	0.71%	$48,804	$490	1.00%
Savings deposits	32,495	112	0.34%	30,485	183	0.60%	26,267	262	1.00%
Time deposits	67,219	1,704	2.53%	73,262	2,114	2.89%	76,620	3,269	4.27%
Repurchase agreements and other borrowings	15,583	651	4.18%	15,166	589	3.88%	12,801	756	5.91%

Total interest-bearing liabilities	$167,424	$2,795	1.67%	$170,102	$3,252	1.91%	$164,492	$4,777	2.90%
Demand deposits	43,152			41,217			38,798
Other liabilities	3,183			3,419			7,103
Total liabilities	213,759			214,738			210,393
Shareholders' equity	25,507			18,930			19,901

Total liabilities and
shareholders' equity	$239,266			$233,668			$230,294

Net interest income		$12,090			$11,787			$11,424

Net spread			5.12%			4.95%			4.81%
Net interest margin (2)			5.52%			5.38%			5.44%
Ratio of interest-earning
assets to
interest-bearing liabilities			130.89%			128.91%			127.75%

(1)     Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

(2)     Net interest earnings divided by average interest-earning assets.

The Bank’s net interest margin increased 14 basis points, to 5.52% for the twelve months ended December 31, 2004 compared to 5.38% for the same period in 2003. The increase in net interest margin is primarily attributable to an historically low rate environment in which management was able to produce a smaller decline in the average rate earned on interest-earning assets compared to the decline of the average rate paid on interest-bearing liabilities. The average rate earned on interest-earning assets declined 7 basis points to 6.79% for the twelve months ended December 31, 2004 from 6.86% during the same period in 2003. The average rate paid on interest-bearing liabilities declined 24 basis points to 1.67% for the twelve months ended December 31, 2004 from 1.91% during the same period in 2003. Please refer to the Rate-Volume Table presented below for additional information.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (the sum of the prior columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume (000‘s omitted):

	2004-2003			2003-2002
	Net	Increase/(decrease) due to		Net	Increase/(decrease) due to
	Change	Volume	Rate	Change	Volume	Rate
Interest-earning assets:
Loans receivable	$(115)	$(264)	$149	$(776)	$1,081	$(1,857)
Securities available-for-sale	54	124	(70)	(404)	(340)	(64)
Federal funds sold	(1)	(1)	-	48	48	-
Equity securities	(92)	47	(139)	(30)	4	(34)
Interest-bearing balances with
other financial institutions	-	-	-	-	-	-

Total interest-earning assets	$(154)	$(94)	$(60)	$(1,162)	$793	$(1,955)

Interest-bearing liabilities:
Interest-bearing demand
deposits	(38)	7	(45)	(124)	23	(147)
Savings deposits	(71)	11	(82)	(79)	37	(116)
Time deposits	(410)	(166)	(244)	(1,155)	(138)	(1,017)
Repurchase agreements and
other borrowings	62	17	45	(167)	266	(433)
Total interest-bearing liabilities	$(457)	$(131)	$(326)	$(1,525)	$188	$(1,713)

Net change in net interest
income	$303	$37	$266	$363	$605	$(242)

As the above table indicates, in 2004 net interest income increased $303,000 primarily due to reduced rates paid on interest-bearing liabilities. For the twelve months ended December 31, 2004 total interest expense declined $457,000 compared to the same period in 2003. The portion of the decrease due to changes in rate comprised $326,000, or 71.3%, of the total reduction in interest expense. Management does not expect this trend to continue in 2005.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses

The activity in the allowance for loan losses for the twelve months ended December 31, 2004, 2003, 2002, 2001 and 2000 is presented in the following table (000‘s omitted):

	Years ended December 31, (in thousands)
	2004	2003	2002	2001	2000
Balance at beginning of year	$2,302	$2,100	$1,891	$2,287	$4,646
Loans charged off:
Real estate - mortgage	18	-	23	138	-
Real estate - construction	-	-	-	-	18
Commercial and agricultural	427	329	357	314	2,338
Consumer	137	177	226	263	120

	582	506	606	715	2,476

Recoveries of loans previously charged-off:
Real estate mortgage	-	-	1	12	3
Commercial and agricultural	51	44	101	70	35
Consumer	31	69	46	22	49

	82	113	148	104	87

Net loans charged-off (recoveries)	500	393	458	611	2,389

Additions to allowance charged to operations	693	595	667	215	30

Balance at end of year	$2,495	$2,302	$2,100	$1,891	$2,287

For the twelve months ended December 31, 2004, gross loan charge-offs increased $76,000, or 15.0%, to $582,000 compared to $506,000 during the same period in 2003. During the fourth quarter of 2004 the Company recognized $165,000 in loan charge-offs related to accrued interest receivable associated with loans previously charge-off or placed on nonaccrual status. Any uncollected accrued interest receivable must be written off against the allowance (for uncollected accrued interest attributable to previous calendar years) or income (for uncollected accrued interest attributable to the current calendar year). During the fourth quarter management discovered numerous loans that had been previously charged-off or placed on nonaccrual where uncollected accrued interest had not been written off, as described above. After detailed analysis it was determined that the uncollected accrued interest associated with these loans was attributable to previous calendar years. Accordingly, the aggregate amount was charged against the allowance for loan losses. Written procedures were developed and implemented during the fourth quarter to avoid recurrence. Of the $165,000 in uncollected accrued interest that was charged against the allowance, approximately $134,000 was associated with commercial/agricultural loans.

In the aggregate, commercial loan charge-offs increased $98,000, or 29.8% for the twelve months ended December 31, 2004 compared with the same period in 2003. Discounting the amounts associated with the accrued interest receivable accounting issue, commercial loan charge-offs would have been approximately $293,000, representing a $36,000 decline, or 10.9%. Consumer loan charge-offs decreased by $40,000, or 22.6%, for the twelve months ended December 31, 2004 compared with the same period in 2003. For the year ended 2004 residential mortgage loan charge-offs totaled $18,000, while none were noted in 2003. Recoveries of loans previously charge-off fell $31,000, or 27.4%, for the twelve months ended December 31, 2004 to $82,000 compared to $113,000 for the same period in 2003. The decline in recoveries from previously charged-off loans resulted from typical fluctuation noted with this activity.

For the twelve months ended December 31, 2004 provision for loan losses increased $98,000, or 16.5%, to $693,000 from $595,000 for the same period in 2003. Several factors affected the decision to increase the loan loss provision including a continued elevated amount of criticized and classified loans, significant migration of loans from a 5 risk-rating to a 6 risk-rating, local economic conditions and the overall mix of the loan portfolio. Please refer to the subsection entitled “Criticized and Classified Loans” within the section entitled “Loans, Credit Quality and Allowance for Loan Losses” located elsewhere in this discussion.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The amount of provision for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of classified loans, past due and non-performing loans, historical charge-off experience, general economic conditions and management’s assessment of potential losses based upon internal credit evaluation of the loan portfolio and particular loans. In determining the provision for loan losses, management first determines the estimated allowance required for any specifically identified classified loans. Management then estimates potential charge-offs based on historical experience. Management also evaluates the general loan portfolio for credit risk based upon, but not limited to, the criteria noted above, and allocates an amount believed to be sufficient to cover estimated loan charge-offs inherent in the general loan portfolio. Management may then add, at its discretion, an allocation amount to adjust for current economic conditions, any additional perceived credit risk in the portfolio and any other information that management considers relevant.

Noninterest Income

Total non-interest income decreased $2.3 million, or 38.9%, to $3.6 million for the twelve months ended December 31, 2004 compared to $5.8 million for the same period in 2003. A substantial decline in gains on residential mortgage loan sales accounted for the reduction. For the twelve months ended December 31, 2004 gains on loan sales declined $4.1 million, or 73.2%, to $1.5 million compared to $5.7 million for the same period in 2003. Demand for secondary market residential mortgage loans decreased as significantly fewer homeowners refinanced existing residential mortgages. With rates remaining low compared to historical data, management expects revenue from this line of business to remain at the levels achieved in 2004. Loan servicing fees, net of amortization (“loan servicing fees”) registered a substantial increase in 2004. For the twelve months ended December 31, 2004, loan servicing fees increased $2.1 million, or 131.9%, to $500,000 from $(1.6 million) during the same period in 2003. . Amortization expense of mortgage servicing rights on secondary market residential mortgage loans declined significantly as residential mortgage refinancing activity decreased.

Noninterest Expenses

For the twelve months ended December 31, 2004, total noninterest expenses declined $301,000, or 2.5%, to $11.8 million from $12.1 million during the same period in 2003. Various noninterest expenses increased during 2004, while other categories of noninterest expenses decreased. For the twelve months ended December 31, 2004, compensation and employee benefit expenses declined $380,000, or 5.0%, to $7.2 million from $7.6 million during the same period in 2003. A decline on residential mortgage loan-related incentive compensation accounted for the decrease. Occupancy and equipment expense increased $107,000, or 6.9%, to $1.7 million for the twelve months ended December 31, 2004 compared to $1.6 million for the same period in 2003. Various technology expenditures to upgrade operational capabilities were incurred during 2004, including digital check imaging. Printing, postage and supplies expense increased $54,000, or 12.1%, to $500,000 for the twelve months ended December 31, 2004 compared to $446,000 during the same period in 2003. The increase is considered typical in the normal course of business. Professional services increased by $94,000, or 26.7%, to $446,000 for the twelve months ended December 31, 2004 from $352,000 for the same period in 2003. The increase is attributable to increased various services obtained in the normal course of business. Outside services decreased $176,000 or 24.3% to $547,000 for the twelve months ended December 31, 2004 from $723,000 during the same period in 2003. The decrease in 2004 is due to reduced employee recruitment costs and to the reduction in reliance on temporary mortgage processing help provided by outside agencies. Marketing and advertising expense increased $184,000, or 107.0%, to $356,000 for the twelve months ended December 31, 2004 compared to $172,000 for the same period in 2003. The increase in 2004 is due primarily to the Company initiating a campaign to develop a new brand identity throughout its market area. Loan receivable financing services decreased by $243,000 or 53.2% to $214,000 for the twelve months ended December 31, 2004 compared to $457,000 for the same period in 2003. The decrease in 2004 was due to the curtailment of an accounts receivable financing program during the fourth quarter of 2004.. Other noninterest expenses decreased $60,000, or 7.4%, to $873,000 for the twelve months ended December 31, 2004 compared to $813,000 during the same period in 2003. Such change in other noninterest expenses is considered typical in the normal course of business.

Federal Income Tax Expense

The provision for federal income tax associated with continuing operations declined $562,000, or 36.0%, to $1.0 million (31.7% of pretax income from continuing operations) for the twelve months ended December 31, 2004 compared to $1.6 million (31.8% of pretax income from continuing operations) for the same period in 2003. The reduction in federal income tax provision, as well as the lower percentage of tax provision to pretax income, is partially attributable to lower pretax income from continuing operations.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company also recognized a $2.6 million provision for federal income tax associated with the sale of its former subsidiary, the Bank of Washtenaw.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for payment of operating expenses. Maintaining adequate liquidity is accomplished through management of a combination of liquid assets — those which can be converted into cash — and access to additional sources of funds. Primary liquid assets of the Company are cash and amounts due from banks, federal funds sold, investments held as “available-for-sale,” and maturing loans. The Company views Federal funds purchased and advances from the Federal Home Loan Bank system as a primary source of immediate liquidity, should the need arise. The Company anticipates renewing selected advances to fund liquidity requirements, as necessary. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

At December 31, 2004, the Company held cash and cash equivalents of $11.7 million, while $27.9 million of the Company’s investment securities were classified as available-for-sale. However, available-for-sale securities with a market value of $4.9 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at year-end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $82,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources of liquidity to meet its obligations.

The Company had net increase in cash and cash equivalents of $2.6 million for the year ended December 31, 2004, an increase of $898,000 from the year ended December 31, 2003. After adjustments for noncash items, which consist primarily of the provision for loan losses, deferred federal income taxes, depreciation and amortization and changes in other assets and other liabilities, the net cash (used in) provided by operating activities totaled ($4.1) million and $9.4 million for years ended December 31, 2004 and 2003, respectively. Changes in various assets and liabilities between December 31, 2003 and December 31, 2004 accounted for the increase in net cash provided by operating activities, most notably $7.0 million associated with the gain on sale of discontinued operations.

The Company’s investing activities relate to changes in available-for-sale investment securities, loans and premises and equipment. Net cash provided by/(used in) investing activities totaled $7.8 million and ($33.7 million) for the years ended December 31, 2004 and 2003, respectively.

Net cash provided by/(used in) financing activities totaled ($1.1 million) and $26.0 million for the twelve months ended December 31, 2004 and 2003, respectively. Financing sources for the Company include deposits, borrowings, subordinated debentures and common stock. Financing activities and investing activities are closely related. As such, the change in cash provided by or used in financing activities decreased a similar amount as the increase in cash from investing activities from 2003 to 2004. Total deposits decreased $2.4 million in 2004. An increase in advances from the FHLB in 2004 offset the decrease in deposits.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

The following table presents contractual obligations as of December 31, 2004 (000‘s omitted):

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Time deposits	$71,763	$46,867	$20,972	$2,923	-
Long-term debt obligations (FHLB advances)	8,586	2,682	4,247	1,657	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations*	318	53	106	106	53
Junior subordinated debenture	5,000	-	-	-	5,000
Purchase agreements	-	-	-	-	-

Total	$84,666	$49,602	$25,325	$4,686	$5,053

* Annual inflation adjustments to the operating lease obligation, based on changes in the Consumers Price Index, will take effect in 2006 (sixth year of ten year lease). Inflation adjustments are not estimated in this presentation.

Long-term obligations consist of time deposits (certificates of deposit), advances from the FHLB and junior subordinated debentures. The above schedule represents principal payments only and does not include interest (where applicable).

The Company has contractual payments due on time deposits and FHLB advances totaling $44.4 million and $42.7 million, respectively, in 2005. The Company anticipates that a significant portion of maturing time deposits will be renewed and retained. Depending on the economic and competitive conditions at the time of maturity, the rates paid on renewed time deposits may differ from rates currently paid. FHLB advances may be renewed, and additional advances obtained, at prevailing market rates. At December 31, 2004 the Company had the ability to borrow an additional $11.6 million from the FHLB based on the amount of collateral pledged. The availability to borrow from the FHLB varies depending on the amount of collateral available for pledging.

The following table presents loan commitments by time period as of December 31, 2004 (000‘s omitted):

	Amount of commitment expiration per period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to grant loans	$7,551	$7,551	$-	$-	$-
Unfunded commitments under lines of credit	64,421	49,184	-	-	15,237
Commercial and standby letters of credit	2,487	2,487	-	-	-

Total	$74,459	$59,222	$-	-	$15,237

Commitments to grant loans are governed by the Company’s credit underwriting standards, as established in the Company’s Loan Policy. As the above schedule illustrates, in general it is the company’s practice to grant loan commitments for a finite period of time, usually lasting one year or less. The most significant departure from this practice involves home equity lines of credit (“HELOC’s”). The Company’s HELOC’s have a contractual draw period of 120 months. The Company has the ability to suspend the draw privileges on a HELOC where a default situation or other impairment issue is identified.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk (“IRR”) and, to a lesser extent, liquidity risk. The Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Also, the Bank has a limited exposure to commodity prices related to agricultural loans. Any impact that changes in foreign exchange rate and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk is the exposure of the Company’s financial condition to adverse movements in interest rates. IRR is generated from differences in the maturities or timing of interest rate adjustments of the Company’s assets, liabilities and off-balance-sheet instruments; from changes in the slope of the yield curve; from imperfect correlations in the adjustment of interest rates earned and paid on different financial instruments with otherwise similar repricing characteristics; and from interest rate related options embedded in the Company’s products such as prepayment and early withdrawal options.

The Company employs several measures to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest income simulation model is the primary tool used to assess IRR. The simulation model is used to estimate the effect that certain changes in interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down proportional change in interest rates of 200 basis points. Key assumptions in the model include prepayment speeds of various types of loans, loan volumes and pricing; and management’s determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument’s contractual maturity date for expectations of prepayments. Expected maturity date values for non-maturity interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

The following table presents principal/notional contractual maturities at December 31, 2004 (000‘s omitted):

Principal Amount Maturing In:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
RATE-SENSITIVE ASSETS
Gross loans	$43,959	$17,065	$15,784	$11,452	$11,689	$107,210	$207,159	$206,455
Average interest rate	6.3%	6.7%	6.6%	6.6%	6.6%	6.1%
Debt & equity securities	$10,988	$7,926	$6,113	$724	$-	$5,233	$30,984	$30,984
Average interest rate	3.3%	3.0%	3.2%	4.1%	0.00%	1.7%
Other interest-earning assets	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

RATE-SENSITIVE LIABILITIES
Savings & interest bearing
demand deposits	$85,021	$-	$-	$-	$-	$-	$85,021	$85,019
Average interest rate	0.7%	0.0%	0.0%	0.0%	0.0%	0.0%
Time deposits	$44,343	$15,781	$5,193	$1,987	$936	$2,523	$70,763	$70,571
Average interest rate	2.2%	2.8%	2.6%	3.1%	3.4%	0.0%
Other borrowings	$6,614	$4,020	$228	$1,656	$-	$5,000	$17,518	$17,513
Average interest rate	3.0%	5.9%	2.9%	2.9%	0.0%	6.4%

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents principal/notional contractual maturities at December 31, 2003 (000‘s omitted):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
RATE-SENSITIVE ASSETS
Gross loans	$90,143	$23,473	$30,113	$26,473	$17,648	$21,617	$209,467	$210,171
Average interest rate	5.2%	7.2%	6.5%	6.5%	6.5%	7.6%
Debt & equity securities	$3,359	$745	$9,238	$7,172	$-	$2,903	$23,417	$23,417
Average interest rate	4.2%	4.5%	3.1%	2.9%	0.0%	4.4%
Other interest-earning assets	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

RATE-SENSITIVE LIABILITIES
Savings & interest bearing
demand deposits	$86,694	$-	$-	$-	$-	$-	$86,694	$86,694
Average interest rate	0.6%	0.0%	0.0%	0.0%	0.0%	0.0%
Time deposits	$42,287	$13,611	$13,489	$1,913	$1,772	$-	$73,072	$76,031
Average interest rate	2.4%	0.8%	3.1%	3.4%	3.2%	0.0%
Other borrowings	$3,885	$681	$4,020	$228	$1,657	$5,000	$15,471	$15,826
Average interest rate	1.0%	5.1%	5.9%	2.9%	2.9%	5.0%

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting process to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Additionally, the Company’s principal executive officer (the Company’s chief executive officer) and principal financial officer (the Company’s chief financial officer) are required to evaluate internal controls of the financial reporting process. The framework for evaluating the internal controls of the financial reporting process consists of, but is not limited to, the following criteria:

o	Evaluation of financial reporting internal controls is an on-going process that incorporates the evaluation and review for accuracy and completeness of the various internal and external reporting activities conducted throughout each fiscal year. Such reviews are completed in the normal course of business on a periodic basis consistent with the frequency of the reporting activity and include:
•	Review and discussion of various internal reporting activities designed to identify and disclose items of a material nature to management and the Board of Directors.
•	Periodic retention of external specialists to review and analyze various activities.
•	Preparation and review of monthly financial information that is provided to the Board of Directors and management.
•	Review and maintenance of supporting documentation utilized to prepare interim financial information, regulatory reports and quarterly and annual financial statements.
•	Review of interim financial reports and supporting documentation in connection with preparation of financial reports and financial statements to evaluate accuracy and consistency.
•	Evaluation of various estimates and related methodologies, including those typical for banks and bank holding companies. Primarily, these consist of the allowance for loan losses, mortgage servicing rights and tax provisions. Other estimates, including supporting documentation and methodologies, are reviewed, such as accrual of various operating expenses where there is a timing difference between the incurrence of and payment of such expenses.

The Company’s Chief Executive Officer and the Interim Chief Financial Officer, based on such evaluations noted above, of the Company’s financial reporting controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report, have concluded that the Company’s financial reporting controls and procedures were adequate and effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentation.

Pavilion Bancorp, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock Data

The Company’s common stock is traded on the over-the-counter market under the stock symbol PVLN. There is limited trading volume of the Company’s common shares of stock.

The following table sets forth the range of high and low sales prices of the Company’s common stock during 2004, 2003, and 2002, based on information made available to the Company, as well as per share cash dividends declared during those periods. The Company is not necessarily aware of all trades of its common stock, therefore other transactions at prices outside the ranges listed below may have occurred:

	Sales Prices (1)		Cash
2004	High	Low	Dividends Declared (1)
First Quarter	$52.50	$48.25	$0.24
Second Quarter	$55.00	$51.30	$0.24
Third Quarter	$65.00	$52.75	$0.24
Fourth Quarter	$61.00	$57.50	$0.50

2003
First Quarter	$45.71	$38.81	$0.21
Second Quarter	$49.52	$43.33	$0.22
Third Quarter	$51.43	$44.05	$0.22
Fourth Quarter	$49.52	$45.71	$0.44

2002
First Quarter	$48.10	$43.81	$0.21
Second Quarter	$47.62	$36.19	$0.21
Third Quarter	$40.00	$33.33	$0.21
Fourth Quarter	$41.43	$38.81	$0.21

All per share data has been adjusted to reflect stock splits and stock dividends including a stock dividend of 5% declared on December 19, 2003 and issued on January 30, 2004 to shareholders as of January 16, 2004.

Total authorized shares of the Company’s common stock are 3,000,000, of which 852,142 shares were issued and outstanding as of December 31, 2004. There were approximately 600 shareholders of record, including trusts and shares jointly owned, as of that date.

The holders of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have typically been declared on a quarterly basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company’s principal source of funds for cash dividends is the dividends paid to the Company by the Bank. Dividends are declared at the sole discretion of the Board of Directors. Historical practice for dividends is not a guarantee of future dividends. Additionally, the ability of the Company and the Bank to pay dividends is subject to regulatory restrictions and requirements.

Exhibit 21

Subsidiaries of Registrant

Name Bank of Lenawee Lenawee Financial Services, Inc. Pavilion Mortgage Company	Ownership 100% 100% by Bank of Lenawee 100% by Bank of Lenawee	Incorporation Michigan Michigan Michigan

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements of Pavilion Bancorp, Inc. on Form S-8 (File No. 333-86636) and Form S-3D (File No. 333-112651) of our report dated March 9, 2005 on the 2004 Consolidated Financial Statements of Pavilion Bancorp, Inc., which report is included in the 2004 Annual Report on Form 10-K of Pavilion Bancorp, Inc.

/s/ PLANTE & MORAN PLLC

PLANTE & MORAN PLLC

Auburn Hills, Michigan
March 17, 2005

EXHIBIT 23.2

CONSENT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements of Pavilion Bancorp, Inc. on Form S-8 (File Nos. 333-86636) and Form S-3D (File No. 333-112651) of our report dated January 13, 2004 on the 2003 and 2002 Consolidated Financial Statements of Pavilion Bancorp, Inc., which report is included in the 2004 Annual Report on Form 10-K of Pavilion Bancorp, Inc.

/s/ CROWE CHIZEK AND COMPANY LLC CROWE CHIZEK AND COMPANY LLC

Grand Rapids, Michigan
March 17, 2005

Exhibit 31.1

CERTIFICATIONS

I, Richard J. DeVries, certify that:

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

Date: March 21, 2005

/s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Mark D. Wolfe, certify that:

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

Date: March 21, 2005

/s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer

Exhibit 32.1

I, Richard J. DeVries, President and Chief Executive Officer of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the year ended December 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: March 21, 2005

/s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer

Exhibit 32.2

I, Mark D. Wolfe, Interim Chief Financial Officer, of Pavilion Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the year ended December 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Pavilion Bancorp, Inc.

Dated: March 21, 2005

/s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer