Form 10-Q
period 2005-03-31
PAVILION BANCORP INC
filed 2005-05-16
CIK 1112477

Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes [__]             No [X]

As of May 13, 2005 there were 859,506 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of March 31, 2005, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three month periods ended March 31, 2005 and 2004, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
May 11, 2005

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	March 31, 2005 (unaudited)	December 31, 2004

ASSETS
Cash and due from banks	$6,695	$11,700
Federal funds sold	11,930	-

Total cash and cash equivalents	18,625	11,700

Securities available for sale	28,772	27,886
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,767	2,738
Federal Reserve Bank stock	360	360
Loans held for sale	812	322
Loans receivable, net of allowance for loan losses	210,944	204,664
Premises and equipment, net	5,579	5,727
Accrued interest receivable	1,590	1,429
Mortgage servicing rights	2,948	2,827
Other assets	1,580	1,669

Total assets	$273,977	$259,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$43,395	$44,207
Interest bearing	173,449	155,785

Total deposits	216,844	199,992

Federal funds purchased	-	1,450
Repurchase agreements	3,849	2,482
Federal Home Loan Bank advances	9,110	8,586
Accrued interest payable	417	233
Other liabilities	2,281	5,178
Subordinated debentures	5,000	5,000
Common stock in ESOP subject to repurchase obligation	4,654	4,544

Total liabilities	242,155	227,465

Shareholders' equity
Common stock and paid-in capital, no par value: shares issued and
and outstanding: 858,981 at 3/31/05; 852,140 at 12/31/04	10,342	10,190
Retained earnings	21,766	21,713
Accumulated other comprehensive loss	(286)	(46)

Total shareholders' equity	31,822	31,857

Total liabilities and shareholders' equity	$273,977	$259,322

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000's omitted, except per share data)

	Three Months Ended March 31,

	2003	2004

Interest and Dividend Income
Loans receivable, including fees	$3,335	$3,442
Debt securities:
Taxable	197	154
Tax-exempt	33	31
Dividend income	34	39
Federal funds sold and other	37	12

Total interest and dividend income	3,636	3,678

Interest Expense
Deposits	637	587
Subordinated debentures	84	67
Other borrowed funds	99	86

Total interest expense	820	740

Net interest income	2,816	2,938

Provision for loan losses	30	64

Net interest income after provision for loan losses	2,786	2,874

Noninterest income
Service charges and fees	295	339
Net gains on sale of loans	312	389
Loan servicing fees, net of amortization	194	118
Other	138	97

	939	943

Noninterest expense
Compensation and employee benefits	2,100	1,635
Occupancy and equipment	346	360
Professional services	207	88
Outside service fees	251	244
Other	424	507

	3,328	2,834

Income from continuing operations before income taxes	397	983
Income taxes from continuing operations	138	313

Income from continuing operations	259	670

Discontinued operations:
Income from discontinued operation (net of income taxes of $0, $16)	-	89

Net income	$259	$759

Earnings per share from continuing operations
Basic	$0.30	$0.88

Diluted	$0.30	$0.87

Earnings per share from discontinued operations
Basic	-	$0.03

Diluted	-	$0.03

Net earnings per share
Basic	$0.30	$0.91

Diluted	$0.30	$0.90

Dividends per share	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements

PAVILION BANCORP, INC.
CONDENSED  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended March 31, 2004 and 2005

(000's omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2004	$10,675	$15,616	$233	$26,524
Comprehensive income:
Net income	-	759	-	759
Unrealized (losses) on securities
available for sale	-	-	(15)
Tax effect	-	-	(5)

Total other comprehensive loss	-	-	(10)	(10)

Total comprehensive income	-	-		749

Change in common stock subject to repurchase	(190)		-	(190)

Stock option expense	11	-	-	11
Cash dividends - $.22 per share	-	(201)	-	(201)

Balance March 31, 2004	$10,496	$16,174	$223	$26,893

Balance January 1, 2005	$10,190	$21,713	$(46)	$31,857
Comprehensive income:
Net income	-	259	-	259
Unrealized (losses) on securities
available for sale	-	-	(364)
Tax effect	-	-	(124)

Total other comprehensive loss	-	-	(240)	(240)

Total comprehensive income	-	-		19

Change in common stock subject to repurchase	(110)		-	(110)

Stock option expense	7	-	-	7
Stock options exercised	255	-	-	255
Cash dividends - $.24 per share	-	(206)	-	(206)

Balance March 31, 2005	$10,342	$21,766	$(286)	$31,822

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)
In thousands of dollars

	Three Months Ended March 31,

	2005	2004

Cash Flows from operating activities
Net income	$259	$759
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	168	130
Stock Option Expense	7	11
Provision for loan losses	30	64
Amortization on securities available for sale	13	36
Amortization of mortgage servicing rights	40	116
Origination of mortgage loans held for sale	(13,114)	(25,103)
Proceeds from sales of mortgage loans held for sale	12,775	23,667
Net gain on sale of mortgage loans	(312)	(389)
Net change in:
Deferred loan origination fees	(3)	16
Accrued interest receivable	(161)	(337)
Other assets	89	(419)
Accrued interest payable	184	34
Other liabilities	(2,572)	556

Net cash used in operating activities	(2,597)	(859)

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	1,921	4,301
Purchases	(3,165)	(14,670)
Purchase of Federal Home Loan Bank Stock	(29)	(32)
Net premises and equipment expenditures	(20)	(53)
Net increase in loans	(6,339)	(508)
Recoveries on loans charged-off	32	16
Net change in discontinued operation	-	(89)

Net cash used in investing activities	(7,600)	(11,035)

Cash flows from financing activities
Net change in deposits	16,852	11,433
Net change in short term borrowings	(83)	916
Proceeds from FHLB advances	1,000	-
Repayments of FHLB advances	(476)	(440)
Stock options exercised	255	-
Dividends paid	(426)	(185)

Net cash from financing activities	17,122	11,724

Net increase (decrease) in cash and cash equivalents	6,925	(170)
Cash and cash equivalents at beginning of period	11,700	9,072

Cash and cash equivalents at end of period	$18,625	$8,902

Transfer from:
Loans to foreclosed real estate	$-	$231
Cash paid for:
Interest	$636	$706
Income taxes	$1,750	$112

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Basis of Financial Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Pavilion Bancorp, Inc. and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Pavilion Mortgage Company and Pavilion Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations: In accordance with Statement of Financial Accounting Standards No. 144, on July 16, 2004 Pavilion Bancorp, Inc. announced that it had signed a definitive agreement to sell the Bank of Washtenaw for $15,101,000 in cash. The sale was completed on October 29, 2004. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the results of operations of the Bank of Washtenaw are removed from the detail line items in the Company’s condensed consolidated financial statements and presented separately as “discontinued operations.” For further information, please refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Nature of Operations and Industry Segments: The Company is a one-bank holding Company which conducts limited business activities. The Bank performs the majority of business activities.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, individual retirement accounts and certificates of deposit. Pavilion Mortgage Company originates personal mortgage loans, and the majority of the mortgage loans originated are sold on the secondary market. Pavilion Financial Services, Inc. owns an interest in a title insurance agency. While the Company monitors the revenue stream of various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated into one operating segment. The principal markets for the Bank’s financial services are the communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through its offices located in Lenawee and Hillsdale Counties in Michigan.

Stock Compensation:
Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three months ending March 31, 2005 and 2004 was not significant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (000’s omitted, except per share data).

	Three Months Ended March 31,

	2005	2004

Net income as reported	$259	$759

Less: Stock-based compensation
expense determined under fair value based method	41	18

Pro forma net income	$218	$741

Basic earnings per share - As reported	$.30	$.91
Basic earnings per share - Pro forma	$.26	$.89

Diluted earnings per share - As reported	$.30	$.90
Diluted earnings per share - Pro forma	$.25	$.88

Recent Accounting Developments:
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) — In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for all equity awards granted after the effective date. This statement requires a public entity to measure cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will adopt this standard effective the first quarter of 2006. Management has not determined the impact of the standard on its results of operations, but does not expect the standard to have a material impact on financial condition or liquidity.

NOTE 2 – STOCK BASED COMPENSATION

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

NOTE 3 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three months ended March 31, 2005 and 2004 (000’s omitted, except antidilutive stock options):

	2005	2004

Net income	$259	$759

Average number of common shares outstanding
used to calculate basic earnings per share	853	833

Effect of dilutive options	6	8

Average number of common shares outstanding
used to calculate diluted earnings per
common share	859	841

Number of antidilutive stock options
excluded from the diluted earnings per share
computation	6,300	9,030

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following (000’s omitted):

	March 31, 2005	December 31, 2004

Commercial	$112,560	$108,708
Agricultural	35,783	34,875
Real Estate Mortgage	22,543	21,685
Real Estate Construction	9,587	8,768
Consumer	32,976	33,123

	213,449	207,159
Less: allowance for loan losses	2,505	2,495

Loans receivable, net	$210,944	$204,664

Activity in the allowance for loan losses for the quarters ended March 31, are as follows (000’s omitted):

	2005	2004

Balance at beginning of period	$2,495	$2,302
Charge-offs	(52)	(89)
Recoveries	32	16
Provision for loan losses	30	64

Balance at end of period	$2,505	$2,293

NOTE 5 — STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

The Bank is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

         The total contractual amounts of commercial and standby letters of credit and financial guarantees were $2.8 million and $2.5 million at March 31, 2005 and December 31, 2004, respectively.

NOTE 6 – SUBSEQUENT EVENT

On April 12, 2005, the Company commenced a tender offer for up to 128,832 of its common shares, at a price of $66.00 per share, net to the seller in cash. The Company has reserved the right to purchase up to an additional 17,180 shares if they are tendered pursuant to the offer, but it is not obligated to do so. The offer is scheduled to expire at 5:00 pm, eastern daylight time, on May 20, 2005, unless the Company elects to extend the offer. The complete terms and conditions of the offer are filed as exhibits to a Tender Offer Statement on Schedule TO that was filed by the Company on April 12, 2005, which is available free of charge by accessing the Securities and Exchange Commission site on the World Wide Web, www.sec.gov.

Assuming the Company purchases the maximum of 128,832 shares that it is obligated to purchase pursuant to the offer at a purchase price of $66.00 per share, the Company expects the aggregate cost of such purchase to be approximately $8.6 million, including estimated fees and expenses of approximately $100,000.

The tender offer is being financed with available cash on hand and proceeds from the sale of certain investments.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

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

Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and deferred tax and tax provision estimates. The Company’s critical accounting policies are described in the financial section of its 2004 Annual Report.

Discontinued Operations
As previously disclosed in earlier regulatory filings, in accordance with Statement of Financial Accounting Standards No. 144, on July 16, 2004 Pavilion Bancorp, Inc. announced that it had signed a definitive agreement to sell the Bank of Washtenaw for $15,101,000. Sale of the Bank of Washtenaw was initiated to concentrate the Company’s resources in the Lenawee County market and other potential markets that are more homogenous to the Bank’s traditional market area. In accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the results of operations of the Bank of Washtenaw are removed from the detail line items in the Company’s condensed consolidated financial statements and presented separately as “discontinued operations.” Accordingly, the various supporting schedules contained in the MD&A are also presented with Bank of Washtenaw-related information removed. The sale was completed on October 29, 2004. Please refer to Note 1 to the Company’s Condensed Consolidated Financial Statements for additional information.

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

Mortgage Servicing Rights (“MSR”)
The Bank records the original MSR based on market data. A periodic independent third party valuation is completed to determine potential impairment of MSR as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact on the carrying value of the MSR asset. Periodic valuations are completed quarterly.

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

Financial Overview

Total assets increased by $14.7 million or 5.7% from December 31, 2004 to March 31, 2005. Cash and cash equivalents increased $6.9 million or 59.0%. Total loans, net of the allowance for loan and lease losses, increased by $6.3 million or 3.1% from December 31, 2004 to March 31, 2005. Investment securities available for sale increased $0.9 million or 3.2% from December 31, 2004 to March 31, 2005. Total deposits increased $16.8 million or 8.4% from December 31, 2004 to March 31, 2005. Borrowed funds increased $0.5 million or 4.0%. Consolidated net income for the three months ended March 31, 2005 was $259,000 compared to $759,000 for the same period in 2004. Basic earnings per share (“EPS”) and fully diluted EPS for the three months ended March 31, 2005 were $0.30 per share and $0.30 per share, respectively. For the same period in 2004 basic and fully diluted EPS were $0.88 and $0.87, respectively.

FINANCIAL CONDITION

Investments and Fed Funds Sold
Total investments in securities available for sale were $28.8 million at March 31, 2005, compared to $27.9 million at December 31, 2004. Investments in the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis remained relatively unchanged. The Bank had $11.9 million in Federal Funds Sold at March 31, 2005. The increase is attributable to growth in deposits beyond funds required to support first quarter loan originations. Management expects to utilize the excess liquidity to fund its commercial loan commitments in the second quarter. In addition, some of the cash and cash equivalents balances may be utilized to facilitate the funding of the Tender Offer, which the Company expects to cost in total approximately $8.6 million, including estimated fees and expenses of approximately $100,000.

Loans

The following table summarizes the Bank’s loan portfolio and loan mix at March 31, 2005 and December 31, 2004:

Consolidated Loans Outstanding

(000's omitted)	March 31, 2005		December 31, 2004

	Amount	Percent of Loans	Amount	Percent of Loans

Commercial	$112,560	52.7%	$108,708	52.5%
Agricultural	35,783	16.8%	34,875	16.8%
Real Estate Mortgage	22,543	10.6%	21,685	10.5%
Real Estate Construction	9,587	4.5%	8,768	4.2%
Consumer	32,976	15.4%	33,123	16.0%

Total loans receivable	213,449	100.0%	207,159	100.0%
Less: allowance for loan losses	(2,505)		(2,495)

Loans receivable, net	$210,944		$204,664

During the first three months of 2005, loans, net of allowance for loan losses, increased $6.3 million, or 3.1%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. Increases in the commercial loan, agricultural loan, and real estate mortgage and construction loans accounted for the overall growth. The largest dollar increase was in the commercial loan portfolio, which grew by $3.9 million or 3.6%. The growth in the commercial loan portfolio is in response to an improvement in the overall economic outlook in the first quarter of 2005. The other loan types, agricultural, real estate mortgage and construction, grew moderately as well.

Off-Balance Sheet Items

The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at March 31, 2005 and December 31, 2004:

(000's omitted)	March 31, 2005	December 31, 2004

Loan Category:
Commitments to grant loans	$13,781	$7,551
Unfunded commitments under lines of credit	60,618	64,421
Commercial and standby letters of credit	2,770	2,487

Total	$77,169	$74,459

Outstanding commitments to grant loans, lines of credit and letters of credit increased 3.6% to $77.2 million at March 31, 2005 from $74.5 million at December 31, 2004. The increase in such off-balance sheet items is due primarily to increased loan demand coupled with continued business development activities. Management does not expect that all commitments will result in funded loans.

Credit Quality
The Bank continues to monitor the asset quality of the loan portfolio utilizing a loan review officer who, combined with external loan review specialists, periodically submits reports to the Chief Executive Officer, Chief Lending Officer and to the Board of Directors regarding the credit quality of each loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Bank’s loan portfolios.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans including real estate held for redemption, which is classified within (1) or (2) above dependent upon the respective collateralized position. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Bank’s classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the makeup of the Bank’s nonperforming assets by type, in thousands of dollars, as of March 31, 2005 and 2004, and December 31, 2004.

(000's omitted)	March 31, 2005	December 31, 2004	March 31, 2004

Non-accruing loans past due	$654	$671	$1,189
Loans past due 90 days or more	688	556	461

Total nonperforming loans	1,342	1,227	1,650
Other real estate	717	715	412

Total nonperforming assets	$2,059	$1,942	$2,062

Nonperforming loans as a percent of total loans	0.63%	0.59%	0.79%
Nonperforming assets as a percent of total loans	0.96%	0.94%	0.98%
Nonperforming loans as a percent of the allowance for loan losses	53.57%	49.18%	71.96%

At March 31, 2005, total nonperforming assets increased by $117,000 or 6.0% from December 31, 2004. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. The increase was in loans past due 90 days and still accruing, which are loans that management considers to be adequately collateralized to support continued accrual of interest. Nonperforming assets as a percentage of total loans have remained relatively consistent at 0.96% at March 31, 2005 compared to 0.94% and 0.98% at December 31, 2004 and March 31, 2004, respectively.

Activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,

(000's omitted)	2005	2004

Balance at beginning of period	$2,495	$2,302
Charge-offs	(52)	(89)
Recoveries	32	16
Provision charged to operations	30	64

Balance at end of period	$2,505	$2,293

The Bank decreased its funding of provision for loan losses during the first quarter of 2005 over the same period in 2004 based on management’s assessment of the adequacy of the allowance for loan losses. The need for additional reserves was reduced, in part, as a result of a $1.9 million reduction in a higher-risk portfolio of purchased accounts receivable.

The Bank maintains an allowance for loan losses believed to be sufficient to absorb estimated probable credit losses inherent in the loan portfolio, recognizing the imprecision inherent in the process of estimating credit losses. The allowance represents management’s estimate of probable net loan charge-offs in the portfolio at each balance sheet date. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in the loan portfolio without specific identification of loan relationships.

The amount of provision for loan losses recognized by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of classified loans, past due and non-performing loans, historical charge-off experience, general economic conditions and management’s assessment of potential losses based upon internal credit evaluation of the loan portfolio and particular loans. In determining the provision for loan losses, management first determines the estimated allowance required for any specifically identified classified loans. Management then estimates potential charge-offs based on historical experience. Management also evaluates the general loan portfolio for credit risk based upon, but not limited to, the criteria noted above, and allocates an amount believed to be sufficient to cover estimated loan charge-offs inherent in the general loan portfolio. Management may then add, at its discretion, an allocation amount to adjust for current economic conditions, any additional perceived credit risk in the portfolio and any other information that management considers relevant.

Deposits and Borrowed Funds
Total deposits increased $16.8 million or 8.4% during the quarter to $216.8 million at March 31, 2005 from $200.0 million at December 31, 2004. Noninterest-bearing deposits decreased $0.8 million, or 1.8% to $43.4 million at March 31, 2005 from $44.2 million at December 31, 2004. Interest-bearing deposits increased $17.6 million, or 11.3% to $173.4 million at March 31, 2005 from $155.8 million at December 31, 2004. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater increased $12.4 million, or 37.8% to $45.2 million at March 31, 2005 from $32.8 million at December 31, 2004. The increase is attributable to a greater amount of local municipal CD’s obtained through a competitive bidding process. Generally, municipal CD’s have shorter maturity lengths and thus can reprice more often that longer term CD’s. Certificates of Deposit with balances under $100,000 increased $1.0 million, or 2.6%, to $39.0 million at March 31, 2005 from $38.0 million at December 31, 2004. Other interest-bearing deposits, including savings and NOW accounts, increased $4.2 million, or 4.9% to $89.2 million at March 31, 2005 from $85.0 at December 31, 2004. The increase is attributable to continuing business development efforts.

Borrowed funds increased by $0.5 million, or 4.0%, to $13.0 million at March 31, 2005 from $12.5 million at December 31, 2004. The increase is representative of normal daily cash fluctuations.

Capital
During the first quarter of 2005, equity capital decreased by $35,000, primarily as a result of higher levels of unrealized losses on investments. The number of outstanding shares at December 31, 2004 of 852,140 increased to 858,981 at March 31, 2005, as a result of the exercise of stock options. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

Results of Operations

Net Income
Continuing Operations –
Income from continuing operations for the three months ended March 31, 2005 declined $411,000, or 61.3% to $259,000 compared to $670,000 for the same period in 2004. Basic earnings per share (“EPS”) attributable to continuing operations for the three months ended March 31, 2005 were $0.30 compared to $0.88 for the same period in 2004. Diluted EPS for the three months ended March 31, 2005 were $0.30 compared to $0.87 for the same period in 2004.

The decline in income from continuing operations resulted primarily from increases in noninterest expense by $500,000, or 17.9% to $3.3 million for the three months period ended March 31, 2005 from $2.8 million for the same period in 2004. A significant portion of the increase in noninterest expense resulted from severance costs related to the Reduction-in-Force plan (“RIF”) that is discussed in greater detail in the noninterest expense section that follows.

Discontinued Operations–
On October 29, 2004, the Company completed the sale of its former subsidiary, the Bank of Washtenaw (“discontinued operation” or “discontinued component”). All activity attributable to Bank of Washtenaw is presented as a separate item within the Company’s financial statements. Income attributable to discontinued operations for the three months ended March 31, 2004 was $89,000. Basic and diluted EPS attributable to discontinued operations for the three months ended March 31, 2004 were $0.03.

Combined —
On a combined basis net income for the three months ended March 31, 2005 decreased $500,000, or 65.9% to $259,000 compared to $759,000 for the same period in 2004. Basic EPS for the three months ended March 31, 2005 were $0.30 compared to $0.91 for the same period in 2004. Diluted EPS for the three months ended March 31, 2005 were $0.30 compared to $0.90 for the same period in 2004.

Net Interest Margin
The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the three month periods ended March 31, 2005 and 2004.

	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$206,010	$3,335	6.48%	$205,756	$3,442	6.69%
Securities available for sale (3)	28,757	230	3.20%	23,101	185	3.20%
Federal funds sold	6,542	36	2.20%	5,147	12	0.93%
Equity securities (2)	3,117	34	4.36%	3,010	39	5.18%
Interest-earning balances with
other financial institutions	260	1	1.54%	65	-	0.00%

Total interest-earning assets	244,686	3,636	5.94%	237,079	3,678	6.21%
Noninterest-earning assets:
Cash and due from financial
institutions	10,005			8,711
Premises and equipment, net	5,677			5,374
Other assets	6,049			5,221

Total Assets	$266,417			$256,385

Interest-bearing liabilities:
Interest-bearing demand deposits	$56,717	$130.92%		$58,923	$88.60%
Savings deposits	32,394	28.35%		32,165	36.45%
Time deposits	77,503	479	2.47%	76,966	463	2.41%
Other borrowings	16,531	183	4.43%	14,355	153	4.26%

Total int.-bearing liabilities	183,145	820	1.79%	182,409	740	1.62%
Demand deposits	42,959			40,718
Other liabilities	8,477			6,549

Total liabilities	234,581			229,676
Shareholders' equity	31,836			26,709

Total liabilities and shareholders'
Equity	$266,417			$256,385

Net interest income		$2,816			$2,938

Interest rate spread (4)			4.15%			4.59%

Net interest margin (5)			4.60%			4.96%

Ratio of interest-earning assets
to interest-bearing liabilities	1.34			1.30

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets decreased for the quarter ended March 31, 2005 to 5.94% from 6.21% as compared to the same period in the prior year. Much of the decrease was due to the reduction in the Business Manager portfolio from an average balance of $2 million in the first quarter of 2004 to $0.7 million in the first quarter of 2005. The Business Manager was a high yield product and its decline accounted for approximately .10% of the decreased yield on loans receivable. Further, the portfolio mix the first quarter of 2004 had a higher concentration of commercial loan product compared to 2005. The changes in the portfolio mix to reflect a decrease in commercial loans as a percentage of the total loans outstanding in the first quarter of 2005, with a similar increase in lower rate residential product, also accounted for some of the decrease in yield. In addition, the increased funds from deposit growth have been invested in lower rate short term investments with the intention of these funds being used to fund additional loan growth in 2005 and the Tender Offer in the second quarter of 2005. The cost of funds on interest bearing liabilities increased slightly for the quarter ended March 31, 2005 as compared to the same period during the prior year due to the increasing rate environment. With interest rates still below historic levels, the Company’s net interest margin decreased by 36 basis points over the 2004 first quarter to 4.60%. The Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

Noninterest Income

For the first quarter of 2005, noninterest income from banking products and services declined 0.4% as compared to the same period in 2004. Net gains on sale of loans decreased 19.8% due to a reduction in mortgage volume. Mortgage loan sales were down approximately 46.0% in the first quarter of 2005 compared to the same period in 2004. The reduction in marketing gains on sale of mortgage loans was offset by increased value in the mortgage servicing rights capitalized resulting in the net reduction of 19.8%.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2005 was $3.3 million, compared to $2.8 million for the same period in 2004, an increase of approximately $500,000 or 17.9%. An increase in salaries and employee benefits of approximately $465,000 or 28.4% was the primary factor contributing to the overall increase. The salaries and employee benefit increase in the first quarter of 2005 is largely attributable to a Reduction-in-Force plan (“RIF”) that was developed with the goal of increasing operational efficiency. The Bank eliminated various staff positions in the first quarter of 2005, and severance packages were provided to employees affected by the RIF. The aggregate cost of these severance packages totaled approximately $264,000. This total cost included $137,000 in wages, $70,000 in pension costs, and $57,000 in medical insurance costs. Fees for professional services also increased approximately $119,000 or 135.2% in the first quarter of 2005 compared to the same period in 2004. This increase was due to increased payments to the Company’s auditing firms for services related to contingency planning, for Sarbanes-Oxley compliance and for additional work related to the Company’s annual report.

Federal Income Tax

Federal income taxes from continuing operations during the first quarter 2005 of $138,000 were 55.9% less than the $313,000 recognized during the same period in 2004. The reduction is directly related to the decrease in income earned before income taxes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations, including the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and immediate-term U.S. Government and agency obligations.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and short-term investments totaled $18.6 million and securities classified as available for sale totaled $28.8 million. However, available-for-sale securities with a market value of $3.2 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $434,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations without the sale of securities.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLB advances. The Bank experienced a net increase in total deposits of $16.8 million for the 3 months ended March 31, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.

The Bank’s borrowing position increased only slightly during the first quarter of 2005 from $12.5 million at December 31, 2004 compared to the balance of $13.0 million as of March 31, 2005. As of March 31, 2005, the Bank had the ability to borrow a total of $20.6 million from the FHLB based upon the amount of collateral pledged, of which $9.1 was outstanding at that date. The Bank has contractual payments due on FHLB advances totaling $2.2 million in the second quarter of 2005. In addition to the FHLB, the Bank had available borrowings on a line-of-credit of $10 million from a correspondent bank, which had not been drawn upon at March 31, 2005. The Bank also had outstanding advances on repurchase agreements totaling $3.9 million at March 31, 2005, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

At March 31, 2005, the Bank had outstanding commitments to fund loans of $12.6 million, of which $8.5 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLB borrowings. On April 12, 2005, the Company commenced a tender offer to repurchase up to 128,832 of its common shares. Assuming the Company purchases the maximum of 128,832 shares that it is obligated to purchase pursuant to the offer at a purchase price of $66.00 per share, the Company expects the aggregate cost of such purchase to be approximately $8.6 million, including estimated fees and expenses of approximately $100,000. The Company expects to utilize available cash and short-term investments to fund this transaction in early June 2005. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At March 31, 2005 and December 31, 2004, the Company and the Bank exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

(000's omitted)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2005
Total capital (to risk weighted assets)
Consolidated	$43.5	19.3%	$18.0	8.0%	n/a	n/a
Bank of Lenawee	$31.1	15.3%	$16.2	8.0%	$20.3	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$41.0	18.2%	$9.0	4.0%	n/a	n/a
Bank of Lenawee	$28.6	14.1%	$8.1	4.0%	$12.2	6.0%
Tier 1 Capital (to average assets)
Consolidated	$41.0	15.3%	$10.7	4.0%	n/a	n/a
Bank of Lenawee	$28.6	11.0%	$10.4	4.0%	$13.1	5.0%

December 31, 2004
Total Capital (to risk weighted assets)
Consolidated	$43.9	20.4%	$17.3	8.0%	n/a	n/a
Bank of Lenawee	$30.8	15.2%	$16.2	8.0%	$22.2	10.0%
Tier 1Capital (to risk weighted assets)
Consolidated	$41.4	19.2%	$8.6	4.0%	n/a	n/a
Bank of Lenawee	$28.3	14.0%	$8.1	4.0%	$13.3	6.0%
Tier 1 Capital (to average assets)
Consolidated	$41.4	13.4%	$12.4	4.0%	n/a	n/a
Bank of Lenawee	$28.3	10.9%	$10.4	4.0%	$12.4	5.0%

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2004, which information can be located in the Company’s annual report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(c)	Change in Management. See Report on Form 8-K dated March 9, 2005 announcing the resignation of the Company’s Chief Financial Officer.

PART II
OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company’s wholly-owned subsidiary, Bank of Lenawee, is involved in ordinary routine litigation incident to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Bank.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None

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

Date: May 13, 2005 Date: May 13, 2005	Pavilion Bancorp, Inc. /s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.