Form 10-Q
period 2005-06-30
PAVILION BANCORP INC
filed 2005-08-15
CIK 1112477

Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Yes    |X|         No     [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     [   ]         No     |X|

As of August 12, 2005 there were 735,379 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

ITEM NO.	DESCRIPTION	PAGE NO.

PART I - FINANCIAL INFORMATION
Item 1 Financial Statements (Condensed and Unaudited)
(a) Report of Independent Registered Public Accounting Firm	3
(b) Condensed Consolidated Balance Sheets	4
(c) Condensed Consolidated Statements of Income	5
(d) Condensed Consolidated Statements of Changes in Shareholders' Equity	6
(e) Condensed Consolidated Statements of Cash Flows	7
(f) Notes to Condensed Consolidated Financial Statements	8

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 Controls and Procedures	22

PART II -OTHER INFORMATION

Item 1 Legal Proceedings	22
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 Defaults Upon Senior Securities	23
Item 4 Submission of Matters to a Vote of Security Holders	23
Item 5 Other Information	23
Item 6 Exhibits	23

Signatures	25

Exhibit Index	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of June 30, 2005, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three and six month periods ended June 30, 2005 and 2004, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
August 11, 2005

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000‘s omitted)

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Cash and due from banks	$ 10,005	$ 11,700
Securities available for sale	26,675	27,886
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,795	2,738
Federal Reserve Bank stock	480	360
Loans held for sale	792	322
Loans receivable, net of allowance for loan and lease losses	219,190	204,664
Premises and equipment, net	5,626	5,727
Accrued interest receivable	1,611	1,429
Mortgage servicing rights	3,031	2,827
Other assets	1,380	1,669

Total assets	$ 271,585	$ 259,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$ 45,744	$ 44,207
Interest bearing	160,977	155,785

Total deposits	206,721	199,992
Federal funds purchased	4,520	1,450
Repurchase agreements	15,074	2,482
Federal Home Loan Bank advances	8,905	8,586
Accrued interest payable	392	233
Other liabilities	2,322	5,178
Subordinated debentures	5,000	5,000
Common stock in ESOP subject to repurchase obligation	4,654	4,544

Total liabilities	247,588	227,465
Shareholders' equity
Common stock and paid-in capital, no par value: shares issued and
and outstanding: 735,379 at 6/30/05; 852,140 at 12/31/04	9,054	10,190
Retained earnings	15,102	21,713
Accumulated other comprehensive loss	(159)	(46)

Total shareholders' equity	23,997	31,857

Total liabilities and shareholders' equity	$ 271,585	$ 259,322

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000‘s omitted, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans receivable, including fees	$3,620	$3,466	$6,955	$6,908
Debt securities:
Taxable	201	179	398	333
Tax - exempt	42	30	75	61
Dividend income	34	31	68	70
Federal funds sold and other	27	3	64	15

Total interest and dividend income	3,924	3,709	7,560	7,387
Interest Expense
Deposits	755	487	1,392	1,074
Subordinated debentures	83	67	167	134
Other borrowed funds	148	94	247	180

Total interest expense	986	648	1,806	1,388

Net interest income	2,938	3,061	5,754	5,999
Provision for loan losses	150	88	180	152

Net interest income after provision for loan losses	2,788	2,973	5,574	5,847
Noninterest income
Service charges and fees	329	370	624	709
Net gains on sale of loans	444	476	756	865
Loan servicing fees, net of amortization	77	106	271	224
Other	49	74	187	171

	899	1,026	1,838	1,969
Noninterest expense
Compensation and employee benefits	1,725	1,717	3,825	3,352
Occupancy and equipment	363	350	709	710
Professional services	149	108	354	196
Outside service fees	325	114	576	358
Other	457	612	883	1,119

	3,019	2,901	6,347	5,735

Income from continuing operations before income taxes	668	1,098	1,065	2,081
Income taxes from continuing operations	204	348	342	661

Income from continuing operations	464	750	723	1,420

Discontinued operations:
Income from discontinued operation (net of income
taxes of $0, $24, $0, $40)	-	109	-	198

Net income	$ 464	$ 859	$ 723	$1,618

Earnings per share from continuing operations
Basic	$ 0.57	$ 0.89	$ 0.87	$ 1.68

Diluted	$ 0.56	$ 0.88	$ 0.86	$ 1.67

Earnings per share from discontinued operations
Basic	-	$ 0.13	-	$ 0.23

Diluted	-	$ 0.13	-	$ 0.23

Net earnings per share
Basic	$ 0.57	$ 1.02	$ 0.87	$ 1.91

Diluted	$ 0.56	$ 1.01	$ 0.86	$ 1.90

Dividends per share	$ 0.24	$ 0.24	$ 0.48	$ 0.46

See accompanying notes to condensed consolidated financial statements

PAVILION BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended June 30, 2004 and 2005

(000‘s omitted)

	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2004	$ 10,675	$ 15,616	$ 233	$ 26,524
Comprehensive income:
Net income	-	1,618	-	1,618
Unrealized (losses) on securities
available for sale	-	-	(555)
Tax effect	-	-	(189)

Total other comprehensive loss	-	-	(366)	(366)

Total comprehensive income	-	-	-	1,252
Change in common stock subject to repurchase	(316)	-	-	(316)
Stock option expense	18	-	-	18
Cash dividends - $.46 per share	-	(399)	-	(399)

Balance June 30, 2004	$ 10,377	$ 16,835	$(133)	$ 27,079

Balance January 1, 2005	$ 10,190	$ 21,713	$(46)	$ 31,857
Comprehensive income:
Net income	-	723	-	723
Unrealized (losses) on
securities available for sale	-	-	(171)
Tax effect	-	-	(58)

Total other comprehensive loss	-	-	(113)	(113)

Total comprehensive income	-	-	610
Change in common stock subject to repurchase	(110)	-	-	(110)
Stock repurchase and retirement	(1,566)	(6,952)	-	(8,518)
Stock option expense	10	-	-	10
Stock options exercised	530	-	-	530
Cash dividends - $.48 per share	-	(382)	-	(382)

Balance June 30, 2005	$ 9,054	$ 15,102	$(159)	$ 23,997

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)
(000‘s omitted)

	Six Months Ended June 30,
	2005	2004
Cash Flows from operating activities
Net income	$ 723	$ 1,618
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	335	263
Stock option expense	10	18
Provision for loan losses	180	152
Amortization on securities available for sale	17	73
Loss on disposal of assets	28	-
Amortization of mortgage servicing rights	199	242
Origination of mortgage loans held for sale	(31,895)	(52,267)
Proceeds from sales of mortgage loans held for sale	31,778	50,674
Net gains on sale of mortgage loans	(756)	(865)
Net change in:
Deferred loan origination fees	(30)	41
Accrued interest receivable	(182)	(131)
Other assets	289	(677)
Accrued interest payable	159	(86)
Other liabilities	(2,560)	(1,114)

Net cash used in operating activities	(1,705)	(2,059)

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	4,200	12,492
Purchases	(3,165)	(14,670)
Purchase of Federal Home Loan Bank stock	(57)	(59)
Purchase of Federal Reserve Bank stock	(120)	-
Net premises and equipment expenditures	(262)	(517)
Net increase in loans	(14,724)	(4,980)
Recoveries on loans charged-off	48	24
Net change in discontinued operation	-	(199)

Net cash used in investing activities	(14,080)	(7,909)

Cash flows from financing activities
Net change in deposits	6,729	4,328
Net change in short term borrowings	15,662	8,506
Proceeds from FHLB advances	3,000	-
Repayments of FHLB advances	(2,681)	(635)
Stock repurchased	(8,518)	-
Stock options exercised	530	-
Dividends paid	(632)	(381)

Net cash from financing activities	14,090	11,818

Net (decrease) increase in cash and cash equivalents	(1,695)	1,850
Cash and cash equivalents at beginning of period	11,700	9,072

Cash and cash equivalents at end of period	$ 10,005	$ 10,922

Transfer from:
Loans to foreclosed real estate	-	$ 458
Cash paid for:
Interest	$ 1,647	$ 1,474
Income taxes	$ 2,240	$ 525

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Stock Compensation:
Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three and six months ended June 30, 2005 and 2004 was not significant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (000‘s omitted, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$ 464	$ 859	$ 723	$ 1,618
Less: Stock-based compensation
expense determined under fair value
based method	107	20	148	144

Pro forma net income	$ 357	$ 839	$ 575	$ 1,474

Basic earnings per share - As reported	$ 0.57	$ 1.02	$ 0.87	$ 1.91
Basic earnings per share - Pro forma	$ 0.44	$ 0.99	$ 0.69	$ 1.74
Diluted earnings per share - As reported	$ 0.56	$ 1.01	$ 0.86	$ 1.90
Diluted earnings per share - Pro forma	$ 0.43	$ 0.99	$ 0.68	$ 1.73

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

NOTE 2 – STOCK BASED COMPENSATION

Stock-based compensation expense is determined under the fair value-based method, net of related tax effects. No stock-based compensation cost is reflected in net income unless options granted have an exercise price that is less than the market price of the underlying common stock at date of grant. During 2001 stock options were granted with exercise prices that were less than the fair market value of the underlying common stock as of the grant date; therefore, the Company is recording compensation expense for the difference between the strike price and fair market value of the underlying common stock as of the respective grant dates for the 2001 and earlier stock option grants. Accordingly compensation expense for these stock options has been recorded during 2005 and 2004 based on the vesting schedules of the related stock options.

NOTE 3 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three and six months ended June 30, 2005 and 2004 (000‘s omitted, except antidilutive stock options):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$ 464	$ 859	$ 723	$1,618

Average number of common shares outstanding used
to calculate basic earnings per share	818	845	836	846
Effect of dilutive options	4	3	5	6

Average number of common shares outstanding used
to calculate diluted earnings per common share	822	848	841	852

Number of antidilutive stock options excluded from
the diluted earnings per share computation	5,250	7,140	5,250	7,140

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following (000‘s omitted):

	June 30, 2005	December 31, 2004

Commercial	$ 117,503	$ 108,708
Agricultural	38,731	34,875
Real Estate Mortgage	23,255	21,685
Real Estate Construction	9,201	8,768
Consumer	33,149	33,123

	221,839	207,159
Less: allowance for loan losses	(2,649)	(2,495)

Loans receivable, net	$ 219,190	$ 204,664

Activity in the allowance for loan and lease losses for the three and six months ended June 30, are as follows (000‘s omitted):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Balance at beginning of period	$ 2,505	$ 2,293	$ 2,495	$ 2,302
Charge-offs	(22)	(36)	(74)	(125)
Recoveries	16	8	48	24
Provision for loan losses	150	88	180	152

Balance at end of period	$ 2,649	$ 2,353	$ 2,649	$ 2,353

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

The total contractual amounts of commercial and standby letters of credit and financial guarantees were $3.1 million and $2.5 million at June 30, 2005 and December 31, 2004, respectively.

NOTE 6 – TENDER OFFER

On April 12, 2005, the Company commenced a self-tender offer for up to 128,832 shares of its common stock. On May 29, 2005, the Company purchased 128,832 of its common shares at $66.00 per share pursuant to its self tender offer, which expired May 20, 2005. Under this procedure, stockholders were given the opportunity to sell part or all of their shares to the Company at a price of $66.00 per share. All shares purchased in this offering received the same price. The aggregate cost of the purchase was approximately $8.6 million, including fees and expenses of approximately $91,000. The tender offer was financed with available cash on hand and short-term investments.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

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

Financial Overview

Total assets increased by $12.3 million or 4.7% from December 31, 2004 to June 30, 2005. Cash and cash equivalents decreased $1.7 million or 14.5%. Total loans, net of the allowance for loan and lease losses, increased by $14.5 million or 7.1% from December 31, 2004 to June 30, 2005. Investment securities available for sale decreased $1.2 million or 4.3% from December 31, 2004 to June 30, 2005. Total deposits increased $6.7 million or 3.4% from December 31, 2004 to June 30, 2005. Borrowed funds increased $16.0 million or 127.7%. Consolidated net income for the three and six months ended June 30, 2005 was $464,000 and $723,000 compared to $859,000 and $1.6 million for the same periods in 2004, respectively. Basic earnings per share (“EPS”) for the three and six months ended June 30, 2005 were $0.57 per share and $0.87 per share, respectively. For the same periods in 2004 basic EPS were $1.02 and $1.91, respectively. Fully diluted EPS for the three and six months ended June 30, 2005 were $0.56 per share and $0.86 per share, respectively. For the same periods in 2004 fully diluted EPS were $1.01 and $1.90, respectively.

FINANCIAL CONDITION

Investments and Fed Funds Sold

Total investments in securities available for sale were $26.7 million at June 30, 2005, compared to $27.9 million at December 31, 2004. Investment in the Federal Reserve Bank of Chicago increased to $480,000 during the first six months of 2005. Investment in the Federal Home Loan Bank of Indianapolis increased slightly during the same period. The Bank had no Federal Funds Sold at June 30, 2005 or December 31, 2004.

Loans

The following table summarizes the Bank’s loan portfolio and loan mix at June 30, 2005 and December 31, 2004:

Consolidated Loans Outstanding

(000's omitted)

	June 30, 2005		December 31, 2004
	Amount	Perfect of Loans	Amount	Perfect of Loans
Commercial	$ 117,503	53.0%	$108,708	52.5%
Agricultural	38,731	17.5%	34,875	16.8%
Real Estate Mortgage	23,255	10.5%	21,685	10.5%
Real Estate Construction	9,201	4.1%	8,768	4.2%
Consumer	33,149	14.9%	33,123	16.0%

Total loans receivable	221,839	100.0%	207,159	100.0%
Less: allowance for loan and lease losses	(2,649)		(2,495)

Loans receivable, net	$ 219,190		$ 204,664

During the first six months of 2005, loans, net of allowance for loan and lease losses, increased $14.5 million, or 7.1%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. The largest dollar increase was in the commercial loan portfolio, which grew by $8.8 million or 8.1%. The growth in the commercial loan portfolio is in response to an improvement in the overall economic outlook in the first six months of 2005. The other loan types, agricultural, real estate mortgage and construction, grew moderately as well.

Off-Balance Sheet Items

        The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
(000's omitted) Loan Category:
Commitments to grant loans	$11,989	$ 7,551
Unfunded commitments under lines of credit	58,838	64,421
Commercial and standby letters of credit	3,107	2,487

Total	$73,934	$74,459

Outstanding commitments to grant loans, lines of credit and letters of credit decreased 0.7% to $73.9 million at June 30, 2005 from $74.5 million at December 31, 2004. The decrease in such off-balance sheet items is due primarily to a reduction in unfunded commitments under lines of credit, which are reduced as borrowers draw upon their lines The decrease in unfunded commitments under was offset by an increase in commitments to grant loans due to increased loan demand coupled with continued business development activities. Management does not expect that all commitments will result in funded loans.

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

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans including real estate held for redemption, which is classified within (1) or (2) above dependent upon the respective collateralized position. The aggregate amount of nonperforming loans is shown in the table below. The Bank’s classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the makeup of the Bank’s nonperforming assets by type as of June 30, 2005 and 2004, and December 31, 2004.

	June 30, 2005	December 31, 2004	June 30, 2004
(000's omitted)
Non-accruing loans past due	$ 676	$ 671	$1,114
Loans past due 90 days or more	1,069	556	198

Total nonperforming loans	1,745	1,227	1,312
Other real estate	706	715	552

Total nonperforming assets	$2,451	$1,942	$1,864

Nonperforming loans as a percent of total loans	0.79%	0.59%	0.61%
Nonperforming assets as a percent of total loans	1.10%	0.94%	0.87%
Nonperforming loans as a percent of the allowance for loan losses	65.87%	49.18%	55.76%

At June 30, 2005, total nonperforming assets increased by $509,000 or 26.2% from December 31, 2004. The sizable increase in loans past due 90 days or more is related to one large commercial/agricultural relationship, which the Bank feels they are adequately secured and backed by a guarantee from the Farm Service Agency (a Federal Agency). Loans past due 90 days and still accruing are loans that management considers to be adequately collateralized to support continued accrual of interest. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Nonperforming assets as a percentage of total loans have increased to 1.10% at June 30, 2005 compared to 0.94% and 0.87% at December 31, 2004 and June 30, 2004, respectively. This increase is primarily due to the reasons discussed above.

The activity in the allowance for loan and losses for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$ 2,505	$ 2,293	$ 2,495	$ 2,302
Loan charge-offs	(22)	(36)	(74)	(125)
Loan recoveries	16	8	48	24

Net loan charge-offs	(6)	(28)	(26)	(101)
Provision for loan losses	150	88	180	152

Ending balance	$ 2,649	$ 2,353	$ 2,649	$ 2,353

The Bank increased its funding of provision for loan losses during the first half of 2005 over the same period in 2004 based on management’s assessment of the adequacy of the allowance for loan and lease losses. The need for additional reserves increased with the overall growth in the loan portfolio.

The Bank maintains an allowance for loan and lease losses believed to be sufficient to absorb estimated probable credit losses inherent in the loan portfolio, recognizing the imprecision inherent in the process of estimating credit losses. The allowance represents management’s estimate of probable net loan charge-offs in the portfolio at each balance sheet date. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in the loan portfolio without specific identification of loan relationships.

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

Deposits and Borrowed Funds

Total deposits increased $6.7 million or 3.4% during the first six months to $206.7 million at June 30, 2005 from $200.0 million at December 31, 2004. Noninterest-bearing deposits increased $1.5 million, or 3.5% to $45.7 million at June 30, 2005 from $44.2 million at December 31, 2004. Interest-bearing deposits increased $5.2 million, or 3.3% to $161.0 million at June 30, 2005 from $155.8 million at December 31, 2004. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater increased $17.3 million, or 52.6% to $50.1 million at June 30, 2005 from $32.8 million at December 31, 2004. The increase is attributable to a greater amount of local municipal CD’s obtained through a competitive bidding process. Generally, municipal CD’s have shorter maturity lengths and thus can reprice more often that longer term CD’s. Certificates of Deposit with balances under $100,000 decreased $0.7 million, or 1.7%, to $37.3 million at June 30, 2005 from $38.0 million at December 31, 2004. Other interest-bearing deposits, including savings and NOW accounts, decreased $11.4 million, or 13.4% to $73.6 million at June 30, 2005 from $85.0 at December 31, 2004.

Borrowed funds increased by $16.0 million, or 127.7%, to $28.5 million at June 30, 2005 from $12.5 million at December 31, 2004. The increase was necessitated by the sizable growth in the loan portfolio.

Capital

During the first half of 2005, equity capital decreased by $7.9 million, primarily as a result of the tender offer completed in May 2005. The number of outstanding shares at December 31, 2004 of 852,140 decreased to 735,379 at June 30, 2005, as a result of the repurchase of approximately 15% of the shares outstanding at December 31, 2004. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

Results of Operations

Net Income

Continuing Operations –
Income from continuing operations for the three months ended June 30, 2005 declined $286,000, or 38.1% to $464,000 compared to $750,000 for the same period in 2004. Basic earnings per share (“EPS”) attributable to continuing operations for the three months ended June 30, 2005 were $0.57 compared to $0.89 for the same period in 2004. Diluted EPS for the three months ended June 30, 2005 were $0.56 compared to $0.88 for the same period in 2004.

Income from continuing operations for the six months ended June 30, 2005 declined $0.7 million, or 49.1% to $0.7 million compared to $1.4 million for the same period in 2004. Basic earnings per share (“EPS”) attributable to continuing operations for the six months ended June 30, 2005 were $0.87 compared to $1.68 for the same period in 2004. Diluted EPS for the six months ended June 30, 2005 were $0.86 compared to $1.67 for the same period in 2004.

Discontinued Operations-

On October 29, 2004, the Company completed the sale of its former subsidiary, the Bank of Washtenaw (“discontinued operation” or “discontinued component”). All activity attributable to Bank of Washtenaw is presented as a separate item within the Company’s financial statements. Income attributable to discontinued operations for the three and six months ended June 30, 2004 was $109,000 and $198,000, respectively. Basic and diluted EPS attributable to discontinued operations for the three and six months ended June 30, 2004 were $0.13 and $0.23, respectively.

Combined –
On a combined basis net income for the three months ended June 30, 2005 decreased $395,000, or 46.0% to $464,000 compared to $859,000 for the same period in 2004. Basic EPS for the three months ended June 30, 2005 were $0.57 compared to $1.02 for the same period in 2004. Diluted EPS for the three months ended June 30, 2005 were $0.56 compared to $1.01 for the same period in 2004.

On a combined basis net income for the six months ended June 30, 2005 decreased $0.9 million, or 55.3% to $0.7 million compared to $1.6 million for the same period in 2004. Basic EPS for the six months ended June 30, 2005 were $0.87 compared to $1.91 for the same period in 2004. Diluted EPS for the six months ended June 30, 2005 were $0.86 compared to $1.90 for the same period in 2004.

Net Interest Margin

Following are the net interest margin calculations for the three and six months ended June 30, 2005 and 2004:

	Three months ended
(000's omitted)	Average Oustanding Balance	June 30, 2005 Interest Earned/ Paid	Yield/ Rate	Average Oustanding Balance	June 30, 2004 Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$215,986	$3,620	6.72%	$211,207	$3,466	6.58%
Securities available for sale (3)	28,135	243	3.46%	27,201	209	3.08%
Federal funds sold	3,330	26	3.13%	955	3	1.26%
Equity securities (2)	3,203	34	4.26%	3,030	31	4.10%
Interest-earning balances with
other financial institutions	179	1	2.24%	73	-	0.00%

Total interest-earning assets	250,833	3,924	6.27%	242,466	3,709	6.14%
Noninterest-earning assets:
Cash and due from financial
institutions	8,429			7,549
Premises and equipment, net	5,577			5,502
Other assets	4,764			4,013

Total Assets	$269,603			$ 259,530

Interest-bearing liabilities:
Interest-bearing demand deposits	$ 54,184	173	1.28%	$ 57,594	74	0.52%
Savings deposits	32,010	27	0.34%	32,834	20	0.24%
Time deposits	81,851	555	2.72%	73,788	393	2.14%
Subordinated debentures	5,000	83	6.66%	4,835	67	5.56%
Other borrowings
	16,148	148	3.68%	12,019	94	3.14%

Total int.-bearing liabilities	189,193	986	2.09%	181,070	648	1.44%
Demand deposits	42,845			42,021
Other liabilities	7,346			6,661

Total liabilities	239,384			229,752
Shareholders' equity	30,219			29,778

Total liabilities and shareholders'
Equity	$269,603			$ 259,530

Net interest income		$ 2,938			$3,061

Interest rate spread (4)			4.18%			4.70%

Net interest margin (5)			4.70%			5.06%

Ratio of interest-earning assets
to interest-bearing liabilities	1.33			1.34

	Six months ended
(000's omitted)	Average Oustanding Balance	June 30, 2005 Interest Earned/ Paid	Yield/ Rate	Average Oustanding Balance	June 30, 2004 Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$211,025	$6,955	6.65%	$206,802	$6,908	6.74%
Securities available for sale (3)	28,445	473	3.35%	25,139	394	3.16%
Federal funds sold	4,927	63	2.58%	3,092	15	0.98%
Equity securities (2)	3,160	68	4.34%	3,021	70	4.67%
Interest-earning balances with
other financial institutions	219	1	0.92%	70	-	0.00%

Total interest-earning assets	247,776	7,560	6.15%	238,124	7,387	6.26%
Noninterest-earning assets:
Cash and due from financial
institutions	9,213			7,852
Premises and equipment, net	5,627			5,438
Other assets	4,756			3,968

Total Assets	$267,372			$ 255,382

Interest-bearing liabilities:
Interest-bearing demand deposits	$ 55,426	303	1.10%	$ 57,495	163	0.57%
Savings deposits	32,201	55	0.34%	32,499	56	0.35%
Time deposits	79,689	1,034	2.62%	75,377	855	2.29%
Subordinated debentures	5,000	167	6.74%	4,918	134	5.49%
Other borrowings
	13,851	247	3.60%	10,687	180	3.40%

Total int.-bearing liabilities	186,167	1,806	1.96%	180,976	1,388	1.55%
Demand deposits	42,061			40,732
Other liabilities	7,948			6,414

Total liabilities	236,176			228,122
Shareholders' equity	31,196			27,260

Total liabilities and shareholders'
Equity	$267,372			$ 255,382

Net interest income		$ 5,754			$5,999

Interest rate spread (4)			4.19%			4.71%

Net interest margin (5)			4.68%			5.08%

Ratio of interest-earning assets
to interest-bearing liabilities	1.33			1.32

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets increased for the quarter ended June 30, 2005 to 6.27% from 6.14% as compared to the same period in the prior year. Much of the increase was due to increases in the yield in the loan portfolio with the prime rate changes within the last twelve months. The yield on loans receivable increased to 6.72% for the three months ended June 30, 2005 from 6.58% for the same period in 2004. The consumer loan portfolio had the greatest increase in yield as it is primarily a variable rate portfolio.

The Company’s interest rate spread decreased for the three months ended June 30, 2005 to 4.18% from 4.70% for the same period in 2004. This decrease is due to the increase in the rates paid on interest-bearing liabilities, which increased to 2.09% for the three months ended June 30, 2005 from 1.44% for the same period in 2004, which was expected with the increasing rate environment. Rate increases within the deposit categories were driven primarily by competition within the local market to maintain and attract customers.

The yield on interest-earning assets decreased for the six months ended June 30, 2005 to 6.15% from 6.26% for the same period in 2004. The decrease primarily was in the yield on loans receivable which decreased to 6.65% for the six months ended June 30, 2005 from 6.74% for the same period in 2004. Much of the decrease was due to the reduction in the Business Manager portfolio from an average balance of $2.1 million in the first half of 2004 to $0.4 million in the first half of 2005. The Business Manager was a high yield product and its decline accounted for a significant portion of the decrease in loan yield. Removing the effective yield of the Business Manager product the yield on loans receivable for the first six months of 2005 would have been 6.65% compared to 6.60% for the same period in 2004. Additionally, local market competition is keeping the rates on new loan production near the prime rate, which is slowing the rate of increase on loan yields.

The Company’s interest rate spread decreased for the six months ended June 30, 2005 to 4.19% from 4.71% for the same period in 2004. This decrease is due primarily to the increase in the rates paid on interest-bearing liabilities, which increased to 1.96% for the six months ended June 30, 2005 from 1.55% for the same period in 2004, which was expected with the increasing rate environment as well as of the influence of competition within the local market. The Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

Noninterest Income

Total non-interest income decreased $0.1 million or 12.4% to $0.9 million for the three months ended June 30, 2005 compared to $1.0 million for the same period in 2004. All categories of non-interest income decreased somewhat in the current quarter. Service charges on deposit accounts declined $41,000. A decline in gains on residential mortgage loan sales accounted for approximately $32,000 of the decrease. Loan servicing fees, net of amortization, declined $29,000 due to increased levels of amortization of the servicing asset.

For the six months ended June 30, 2005, total non-interest income declined 6.7% to $1.8 million, compared to $2.0 million for the same period in 2004. The most significant decrease was in the net gains on sale of loans, which decreased 12.6% or $109,000 due to a reduction in mortgage volume. Mortgage loan sales were down approximately 37.2% in the first half of 2005 compared to the same period in 2004, as the volume from mortgage refinances has been significantly reduced due to the rising rates for the mortgage loan products in 2005. The reduction in marketing gains on sale of mortgage loans was offset by increased value in the mortgage servicing rights capitalized resulting in the net reduction of 12.6%. Loan servicing fees, net of amortization increased $47,000 for the first half of the year with increases in the mortgage servicing portfolio. Service charges and fees on deposit accounts decreased $85,000 for the first half of 2005 compared to the same period in 2004.

Noninterest Expense

For the three months ended June 30, 2005, total non-interest expense increased $0.1 million or 4.1% to $3.0 million from $2.9 million for the same period in 2004. The most significant increase was in outside service fees expense which was up $211,000 for the three months ended June 30, 2005 compared to the same period in 2004, which was due in large part to the costs associated with the Tender Offer. Additionally, the Bank incurred costs associated with the conversion of certain electronic banking functions to a new service bureau. In addition, professional services expense increased $41,000 for the quarter ended June 30, 2005 compared to the same period last year, which was also due in large part to the costs associated with the Tender Offer. Other noninterest expense decreased approximately $155,000 over the prior year as a result of overall cost reductions.

Total non-interest expenses for the six months ended June 30, 2005 increased approximately $0.6 million or 10.7% to $6.3 million from $5.7 million during the same period in 2004. An increase in salaries and employee benefits of approximately $473,000 or 14.1% was the primary factor contributing to the overall increase. The salaries and employee benefit increase in the first half of 2005 is largely attributable to a Reduction-in-Force plan (“RIF”) that was developed with the goal of increasing operational efficiency. The Bank eliminated various staff positions in the first quarter of 2005, and severance packages were provided to employees affected by the RIF. The aggregate cost of these severance packages totaled approximately $264,000. This total cost included $137,000 in wages, $70,000 in pension costs, and $57,000 in medical insurance costs. Fees for professional services also increased approximately $158,000 or 80.6% in the first half of 2005 compared to the same period in 2004. This increase was due to increased payments to the Company’s auditing and consulting firms for services related to contingency planning, for Sarbanes-Oxley compliance and for additional work related to the Company’s annual report. In addition, legal and accounting costs were incurred in connection with the Tender Offer that was completed in the second quarter of 2005.

Federal Income Tax

The provision for federal income tax was $204,000 or 30.5% of pretax income from continuing operations for the three month period ended June 30, 2005, compared to $348,000 or 31.7% for the same period in 2004. The reduction in the income tax provision reflects the decrease in net income generated in the three months ended June 30, 2005 versus the same period in 2004. The provision for federal income tax was $342,000 or 32.1% of pretax income from continuing operations for the six month period ended June 30, 2005, compared to $661,000 or 31.8% for the same period in 2004. The cause of the reduction in income tax provision for the six months ended June 30, 2005 is substantially the same as noted above. The difference between the statutory rate and the effective tax rate is due to tax-exempt income and non-deductible expenses.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and short-term investments totaled $10.0 million and securities classified as available for sale totaled $26.7 million. However, available-for-sale securities with a market value of $16.2 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $242,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations without the sale of securities.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLB advances. The Bank experienced a net increase in total deposits of $6.7 million for the six months ended June 30, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. To help fund the increased loan demand, the Bank has increased its level of public funds CDs.

The Bank’s borrowing position increased during the first half of 2005 to $28.5 million as of June 30, 2005 up from $12.5 million at December 31, 2004. As of June 30, 2005, the Bank had the ability to borrow a total of $21.2 million from the FHLB based upon the amount of collateral pledged, of which $8.9 million was outstanding at that date. The Bank has contractual payments due on FHLB advances totaling $2.0 million in the fourth quarter of 2005. In addition to the FHLB, the Bank had available borrowings on a line-of-credit of $10.0 million from a correspondent bank, of which $4.5 million had been drawn upon at June 30, 2005. The Bank also had outstanding advances on repurchase agreements totaling $15.1 million at June 30, 2005, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

20

At June 30, 2005, the Bank had outstanding commitments to fund loans of $12.0 million, of which $8.1 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLB borrowings.

On May 29, 2005, the Company purchased 128,832 of its common shares at $66.00 per share pursuant to its self tender offer, which expired May 20, 2005. The aggregate cost of the purchase was approximately $8.6 million, including fees and expenses of approximately $91,000. The Company utilized available cash and short-term investments to fund this transaction. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At June 30, 2005 and December 31, 2004, the Company and the Bank exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005
Total capital (to risk weighted assets)
Consolidated	$36.5	17.1%	$17.1	8.0%	n/a	n/a
Bank of Lenawee	$31.9	14.8%	$17.2	8.0%	$21.5	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$33.8	15.9%	$ 8.5	4.0%	n/a	n/a
Bank of Lenawee	$29.2	13.6%	$ 8.6	4.0%	$12.9	6.0%
Tier 1 Capital (to average assets)
Consolidated	$33.8	12.6%	$10.8	4.0%	n/a	n/a
Bank of Lenawee	$29.2	10.9%	$10.7	4.0%	$13.4	5.0%

December 31, 2004
Total Capital (to risk weighted assets)
Consolidated	$43.9	20.4%	$17.3	8.0%	n/a	n/a
Bank of Lenawee	$30.8	15.2%	$16.2	8.0%	$22.2	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$41.4	19.2%	$ 8.6	4.0%	n/a	n/a
Bank of Lenawee	$28.3	14.0%	$ 8.1	4.0%	$13.3	6.0%
Tier 1 Capital (to average assets)
Consolidated	$41.4	13.4%	$12.4	4.0%	n/a	n/a
Bank of Lenawee	$28.3	10.9%	$10.4	4.0%	$12.4	5.0%

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as part of Publicly Announced Plans or Programs
4/1/05 - 4/30/05	-		-		-
5/1/05 - 5/31/05	128,832	$66.00		128,832	(1)
6/1/05 - 6/30/05	-		-		-

Total	128,832	$66.00		128,832

(1)	These shares were repurchased pursuant to a self-tender offer that was announced on April 12, 2005. The Board of Directors of Pavilion Bancorp Inc. authorized a repurchase of 15% of the total shares outstanding at December 31, 2004 or 128,832 shares, with an option to purchase an additional 2% or 17,178 shares of stock at $66.00 per share. The offer expired on May 20, 2005, and shortly thereafter these shares were repurchased. The Company did not elect to repurchase the additional 2%.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

The annual meeting of our shareholders was held on April 21, 2005. At that meeting, the following matters were submitted to a vote of the shareholders. There were 852,770 voting shares outstanding on March 7, 2005, the record date for the meeting. 723,048 shares or 85% voted as follows:

Directors nominated for terms expiring in 2008:	For	Agains	t	Withh	eld
Douglas L. Kapnick	699,569	23,479		0
Terence Sheehan	707,446	15,602		0
Marinus VanOoyen	707,446	15,602		0

Selection of Auditors for 2005	For	Agains	t	Withh	eld
Plante & Moran, PLLC	719,763	1,226		2,059

ITEM 5 — OTHER INFORMATION — None

ITEM 6 — EXHIBITS

        Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005 Date: August 12, 2005	Pavilion Bancorp, Inc. /s/ Richard J. DeVries Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe Mark D. Wolfe Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.