Form 10-Q
period 2005-09-30
PAVILION BANCORP INC
filed 2005-11-14
CIK 1112477

United States
Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes [X] No       [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [__]       No [X]

As of November 8, 2005 there were 735,379 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of September 30, 2005, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three and nine month periods ended September 30, 2005 and 2004, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
November 8, 2005

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	September 30, 2005 (unaudited)	December 31, 2004

ASSETS
Cash and due from banks	$10,316	$11,700
Federal funds sold	5,388	-

Total cash and cash equivalents	15,704	11,700

Securities available for sale	26,119	27,886
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,795	2,738
Federal Reserve Bank stock	480	360
Loans held for sale	874	322
Loans receivable, net of allowance for loan and lease losses	230,275	204,664
Premises and equipment, net	5,735	5,727
Accrued interest receivable	1,841	1,429
Mortgage servicing rights	2,980	2,827
Other assets	1,181	1,669

Total assets	$287,984	$259,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$46,731	$44,207
Interest bearing	181,374	155,785

Total deposits	228,105	199,992

Federal funds purchased	-	1,450
Repurchase agreements	13,837	2,482
Federal Home Loan Bank advances	8,905	8,586
Accrued interest payable	694	233
Other liabilities	2,535	5,178
Subordinated debentures	5,000	5,000
Common stock in ESOP subject to repurchase obligation	4,654	4,544

Total liabilities	263,730	227,465

Shareholders' equity
Common stock and paid-in capital, no par value: shares issued and
and outstanding: 735,379 at 9/30/05; 852,140 at 12/31/04	9,056	10,190
Retained earnings	15,403	21,713
Accumulated other comprehensive loss	(205)	(46)

Total shareholders' equity	24,254	31,857

Total liabilities and shareholders' equity	$287,984	$259,322

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000’s omitted, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest and Dividend Income
Loans receivable, including fees	$3,928	$3,557	$10,883	$10,465
Debt securities:
Taxable	192	139	590	470
Tax - exempt	31	30	106	91
Dividend income	39	35	107	105
Federal funds sold and other	6	5	70	21

Total interest and dividend income	4,196	3,766	11,756	11,152
Interest Expense
Deposits	916	535	2,308	1,608
Subordinated debentures	94	66	261	200
Other borrowed funds	246	91	493	271

Total interest expense	1,256	692	3,062	2,079

Net interest income	2,940	3,074	8,694	9,073

Provision for loan losses	105	63	285	215

Net interest income after provision for loan losses	2,835	3,011	8,409	8,858
Noninterest income
Service charges and fees	354	374	978	1,083
Net gains on sale of loans	356	303	1,112	1,168
Loan servicing fees, net of amortization	4	143	275	367
Other	87	54	274	225

	801	874	2,639	2,843
Noninterest expense
Compensation and employee benefits	1,687	1,810	5,512	5,162
Occupancy and equipment	351	340	1,060	1,050
Professional services	152	107	556	306
Marketing	73	132	207	266
Outside service fees	250	232	776	759
Postage and mobile courier	74	78	239	229
Director and shareholders	41	30	152	114
Loan and collection	82	84	243	257
Other	229	318	540	723

	2,939	3,131	9,285	8,866

Income from continuing operations before income taxes	697	754	1,763	2,835
Income taxes from continuing operations	220	251	563	912

Income from continuing operations	477	503	1,200	1,923

Discontinued operations:
Income from discontinued operation (net of income taxes of $0, $60, $0, $100)	-	189	-	387

Net income	$477	$692	$1,200	$2,310

Earnings per share from continuing operations
Basic	$0.65	$0.60	$1.50	$2.27

Diluted	$0.65	$0.59	$1.49	$2.24

Earnings per share from discontinued operations
Basic	-	$0.22	-	$0.46

Diluted	-	$0.22	-	$0.46

Net earnings per share
Basic	$0.65	$0.82	$1.50	$2.73

Diluted	$0.65	$0.81	$1.49	$2.70

Dividends per share	$0.24	$0.24	$0.72	$0.70

See accompanying notes to condensed consolidated financial statements

PAVILION BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended September 30, 2004 and 2005

(000's omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2004	$10,675	$15,616	$233	$26,524
Comprehensive income:
Net income	-	1,923	-	1,923
Unrealized (losses) on securities
available for sale	-	-	(263)
Tax effect	-	-	95

Total other comprehensive loss	-	-	(168)	(168)

Total comprehensive income	-	-	-	1,755

Change in common stock subject to repurchase	12	-	-	12
Stock option expense	33	-	-	33
Stock options exercised	100	-	-	100
Cash dividends - $.70 per share	-	(515)	-	(515)

Balance September 30, 2004	$10,820	$17,024	$65	$27,909

Balance January 1, 2005	$10,190	$21,713	$(46)	$31,857
Comprehensive income:
Net income	-	1,200	-	1,200
Unrealized (losses) on securities
available for sale	-	-	(241)
Tax effect	-	-	82

Total other comprehensive loss	-	-	(159)	(159)

Total comprehensive income	-	-		1,041

Change in common stock subject to repurchase	(110)	-	-	(110)
Stock repurchase and retirement	(1,566)	(6,952)	-	(8,518)
Stock option expense	12	-	-	12
Stock options exercised	530	-	-	530
Cash dividends - $.72 per share	-	(558)	-	(558)

Balance September 30, 2005	$9,056	$15,403	$(205)	$24,254

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)
(000’s omitted)

	Nine Months Ended September 30,

	2005	2004

Cash Flows from operating activities
Net income	$1,200	$1,923
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	501	405
Stock option expense	12	33
Provision for loan losses	285	215
Amortization on securities available for sale	24	102
Loss on disposal of assets	28	-
Amortization of mortgage servicing rights	440	334
Origination of mortgage loans held for sale	(47,828)	(67,549)
Proceeds from sales of mortgage loans held for sale	47,795	67,238
Net gains on sale of mortgage loans	(1,112)	(1,168)
Net change in:
Deferred loan origination fees	(11)	11
Accrued interest receivable	(412)	(370)
Other assets	193	(1,673)
Accrued interest payable	461	34
Other liabilities	(2,324)	(218)

Net cash used in operating activities	(748)	(683)

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	4,680	12,642
Purchases	(3,165)	(14,670)
Purchase of Federal Home Loan Bank stock	(57)	-
Purchase of Federal Reserve Bank stock	(120)	-
Net premises and equipment expenditures	(537)	(800)
Net increase in loans	(25,651)	(8,203)
Recoveries on loans charged-off	61	26
Net change in discontinued operation	-	(385)

Net cash used in investing activities	(24,789)	(11,390)

Cash flows from financing activities
Net change in deposits	28,113	13,940
Net change in short term borrowings	9,905	(96)
Proceeds from FHLB advances	3,000	-
Repayments of FHLB advances	(2,681)	(635)
Stock repurchased	(8,518)	-
Stock options exercised	530	100
Dividends paid	(808)	(497)

Net cash from financing activities	29,541	12,812

Net increase in cash and cash equivalents	4,004	739
Cash and cash equivalents at beginning of period	11,700	2,935

Cash and cash equivalents at end of period	$15,704	$3,674

Transfer from:
Loans to foreclosed real estate	$295	$706
Cash paid for:
Interest	$2,601	$2,045
Income taxes	$2,351	$1,437

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Stock Compensation:
Compensation expense under stock options is reported using the intrinsic value method. The exercise price of stock options is generally equivalent to the market price of the underlying common stock as of the date of grant. No stock-based compensation cost is reflected in net income for stock options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For stock options granted below market price, compensation expense is based upon the difference between the market price and the exercise price at the date of grant and is recorded over the vesting period of the options. Compensation expense actually recognized for the three and nine months ended September 30, 2005 and 2004 was not significant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (000’s omitted, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income as reported	$477	$692	$1,200	$2,310

Less: Stock-based compensation
expense determined under fair value
based method	107	67	255	223

Pro forma net income	$370	$625	$945	$2,087

Basic earnings per share - As reported	$0.65	$0.82	$1.50	$2.73
Basic earnings per share - Pro forma	$0.50	$0.74	$1.18	$2.47

Diluted earnings per share - As reported	$0.65	$0.81	$1.49	$2.70
Diluted earnings per share - Pro forma	$0.50	$0.73	$1.17	$2.44

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

NOTE 3 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three and nine months ended September 30, 2005 and 2004 (000’s omitted, except antidilutive stock options):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$477	$692	$1,200	$2,310

Average number of common shares outstanding used to calculate basic earnings per share	735	845	802	845

Effect of dilutive options	3	11	5	10

Average number of common shares outstanding used to calculate diluted earnings per common share	738	856	807	855

Number of antidilutive stock options excluded from the diluted earnings per share computation	5,250	-	5,250	-

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following (000’s omitted):

	September 30, 2005	December 31, 2004

Commercial	$121,917	$108,708
Agricultural	39,719	34,875
Real Estate Mortgage	25,031	21,685
Real Estate Construction	12,248	8,768
Consumer	34,080	33,123

	232,995	207,159
Less: allowance for loan and lease losses	(2,720)	(2,495)

Loans receivable, net	$230,275	$204,664

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, was as follows (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balance at beginning of period	$2,649	$2,358	$2,495	$2,302
Charge-offs	(47)	(27)	(121)	(147)
Recoveries	13	2	61	26
Provision for loan losses	105	63	285	215

Balance at end of period	$2,720	$2,396	$2,720	$2,396

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

The total contractual amounts of commercial and standby letters of credit and financial guarantees were $3.1 million and $2.5 million at September 30, 2005 and December 31, 2004, respectively.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

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

Discontinued Operations
As previously disclosed in earlier regulatory filings, in accordance with Statement of Financial Accounting Standards No. 144, on July 16, 2004 Pavilion Bancorp, Inc. announced that it had signed a definitive agreement to sell the Bank of Washtenaw for $15,101,000. Sale of the Bank of Washtenaw was initiated to concentrate the Company’s resources in the Lenawee County market and other potential markets that are more homogenous to the Bank’s traditional market area. In accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the results of operations of the Bank of Washtenaw are removed from the detail line items in the Company’s condensed consolidated financial statements and presented separately as “discontinued operations.” Accordingly, the various supporting schedules contained in this discussion are also presented with Bank of Washtenaw-related information removed. The sale was completed on October 29, 2004. Please refer to Note 1 to the Company’s Condensed Consolidated Financial Statements for additional information.

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

Financial Overview
Total assets increased by $28.7 million or 11.1% from December 31, 2004 to September 30, 2005. Cash and cash equivalents increased $4.0 million or 34.2%. Total loans, net of the allowance for loan and lease losses, increased by $25.6 million or 12.5% from December 31, 2004 to September 30, 2005. Investment securities available for sale decreased $1.8 million or 6.3% from December 31, 2004 to September 30, 2005. Total deposits increased $28.1 million or 14.1% from December 31, 2004 to September 30, 2005. Borrowed funds increased $10.2 million or 81.7%. Consolidated net income for the three and nine months ended September 30, 2005 was $477,000 and $1.2 million compared to $692,000 and $2.3 million for the same periods in 2004, respectively. Basic earnings per share (“EPS”) for the three and nine months ended September 30, 2005 were $0.65 per share and $1.50 per share, respectively. For the same periods in 2004 basic EPS were $0.82 and $2.73, respectively. Fully diluted EPS for the three and nine months ended September 30, 2005 were $0.65 per share and $1.49 per share, respectively. For the same periods in 2004 fully diluted EPS were $0.81 and $2.70, respectively.

FINANCIAL CONDITION

Investments and Fed Funds Sold
Total investments in securities available for sale were $26.1 million at September 30, 2005, compared to $27.9 million at December 31, 2004. Investment in the Federal Reserve Bank of Chicago increased to $480,000 from $360,000 during the first nine months of 2005. Investment in the Federal Home Loan Bank of Indianapolis increased slightly during the same period. The Bank had $5.4 million in Federal Funds Sold at September 30, 2005.

Loans

The following table summarizes the Bank’s loan portfolio and loan mix at September 30, 2005 and December 31, 2004:

Consolidated Loans Outstanding

(000's omitted)	September 30, 2005		December 31, 2004
	Amount	Percent of Loans	Amount	Percent of Loans

Commercial	$121,917	52.3%	$108,708	52.5%
Agricultural	39,719	17.1%	34,875	16.8%
Real Estate Mortgage	25,031	10.7%	21,685	10.5%
Real Estate Construction	12,248	5.3%	8,768	4.2%
Consumer	34,080	14.6%	33,123	16.0%

Total loans receivable	232,995	100.0%	207,159	100.0%
Less: allowance for loan and lease losses	(2,720)		(2,495)

Loans receivable, net	$230,275		$204,664

During the first nine months of 2005, loans, net of allowance for loan and lease losses, increased $25.6 million, or 12.5%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. The largest dollar increase was in the commercial loan portfolio, which grew by $13.2 million or 12.2%. The growth in the commercial loan portfolio is in response to an improvement in the overall economic outlook in the first nine months of 2005 coupled with continued business development activities. The other loan types, agricultural, real estate mortgage and construction, grew moderately as well.

Off-Balance Sheet Items

The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at September 30, 2005 and December 31, 2004:

(000's omitted)	September 30, 2005	December 31, 2004

Loan Category:
Commitments to grant loans	$13,809	$7,551
Unfunded commitments under lines of credit	61,639	64,421
Commercial and standby letters of credit	3,053	2,487

Total	$78,501	$74,459

Outstanding commitments to grant loans, lines of credit and letters of credit increased 5.4% to $78.5 million at September 30, 2005 from $74.5 million at December 31, 2004. The increase in such off-balance sheet items is due primarily to an increase in commitments to grant loans. This increase is due to increased loan demand coupled with continued business development activities. The increase in commitments to grant loans is offset by a reduction in unfunded commitments under lines of credit, which are reduced as borrowers draw upon their lines. Management does not expect that all commitments will result in funded loans.

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

The chart below shows the makeup of the Bank’s nonperforming assets by type as of September 30, 2005 and 2004, and December 31, 2004.

(000's omitted)	September 30, 2005	December 31, 2004	September 30, 2004

Non-accruing loans past due	$667	$671	$832
Loans past due 90 days or more	497	556	125

Total nonperforming loans	1,164	1,227	957
Other real estate	587	715	868

Total nonperforming assets	$1,751	$1,942	$1,825

Nonperforming loans as a percent of total loans	0.50%	0.59%	0.44%
Nonperforming assets as a percent of total loans	0.75%	0.94%	0.83%
Nonperforming loans as a percent of the allowance for loan and lease losses	42.79%	49.18%	76.17%

At September 30, 2005, total nonperforming assets decreased by $0.2 million or 9.8% from December 31, 2004. The decrease in nonperforming assets is a result of the sale of certain foreclosed property. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Nonperforming assets as a percentage of total loans have decreased to 0.75% at September 30, 2005 compared to 0.94% and 0.83% at December 31, 2004 and September 30, 2004, respectively. This decrease is primarily due to the reasons discussed above.

The activity in the allowance for loan and lease losses for the three months and the nine months ended September 30, 2005 and 2004 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Beginning balance	$2,649	$2,358	$2,495	$2,302
Loan charge-offs	(47)	(27)	(121)	(147)
Loan recoveries	13	2	61	26

Net loan charge-offs	(34)	(25)	(60)	(121)
Provision for loan losses	105	63	285	215

Ending balance	$2,720	$2,396	$2,720	$2,396

The Bank increased its funding of provision for loan losses during the first nine months of 2005 over the same period in 2004 based on management’s assessment of the adequacy of the allowance for loan and lease losses. The need for additional reserves increased with the overall growth in the loan portfolio.

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

Other Assets
Other assets decreased $0.5 million or 29.2% during the first nine months to $1.2 million at September 30, 2005 from $1.7 million at December 31, 2004. The decrease is due to the sale of two real estate assets in the third quarter of 2005.

Deposits and Borrowed Funds
Total deposits increased $28.1 million or 14.1% during the first nine months to $228.1 million at September 30, 2005 from $200.0 million at December 31, 2004. Noninterest-bearing deposits increased $2.5 million, or 5.7% to $46.7 million at September 30, 2005 from $44.2 million at December 31, 2004. Interest-bearing deposits increased $25.6 million, or 16.4% to $181.4 million at September 30, 2005 from $155.8 million at December 31, 2004. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater increased $31.8 million, or 96.9% to $64.6 million at September 30, 2005 from $32.8 million at December 31, 2004. The increase is attributable to a greater amount of local municipal CD’s obtained through a competitive bidding process. Generally, municipal CD’s have shorter maturity lengths and thus can reprice more often than longer term CD’s. Certificates of Deposit with balances under $100,000 decreased $1.2 million, or 3.1%, to $36.8 million at September 30, 2005 from $38.0 million at December 31, 2004. Other interest-bearing deposits, including savings and NOW accounts, decreased $5.0 million, or 5.9% to $80.0 million at September 30, 2005 from $85.0 at December 31, 2004.

Borrowed funds increased by $10.2 million, or 81.7%, to $22.7 million at September 30, 2005 from $12.5 million at December 31, 2004. The increase was necessitated by the sizable growth in the loan portfolio.

Other Liabilities
Other liabilities decreased $2.7 million or 51.0% during the first nine months to $2.5 million at September 30, 2005 from $5.2 million at December 31, 2004. The federal income tax liability at December 31, 2004 included approximately $2.3 million in accrued taxes related to the gain on the sale of the Bank of Washtenaw. This liability was paid in the first quarter of 2005.

Capital
During the first nine months of 2005, equity capital decreased by $7.6 million, primarily as a result of the tender offer completed in May 2005. The number of outstanding shares at December 31, 2004 of 852,140 decreased to 735,379 at September 30, 2005, as a result of the repurchase of approximately 15% of the shares outstanding at December 31, 2004. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions.

Results of Operations

Net Income
Continuing Operations –
Income from continuing operations for the three months ended September 30, 2005 decreased $26,000, or 5.2% to $477,000 compared to $503,000 for the same period in 2004. Basic earnings per share (“EPS”) attributable to continuing operations for the three months ended September 30, 2005 were $0.65 compared to $0.60 for the same period in 2004. Diluted EPS for the three months ended September 30, 2005 were $0.65 compared to $0.59 for the same period in 2004.

Income from continuing operations for the nine months ended September 30, 2005 declined $0.7 million, or 37.6% to $1.2 million compared to $1.9 million for the same period in 2004. Basic earnings per share (“EPS”) attributable to continuing operations for the nine months ended September 30, 2005 were $1.50 compared to $2.27 for the same period in 2004. Diluted EPS for the nine months ended September 30, 2005 were $1.49 compared to $2.24 for the same period in 2004.

Discontinued Operations-
On October 29, 2004, the Company completed the sale of its former subsidiary, the Bank of Washtenaw (“discontinued operation” or “discontinued component”). All activity attributable to Bank of Washtenaw is presented as a separate item within the Company’s financial statements. Income attributable to discontinued operations for the three and nine months ended September 30, 2004 was $189,000 and $387,000, respectively. Basic and diluted EPS attributable to discontinued operations for the three and nine months ended September 30, 2004 were $0.22 and $0.46, respectively.

Combined –
On a combined basis net income for the three months ended September 30, 2005 decreased $215,000, or 31.1% to $477,000 compared to $692,000 for the same period in 2004. Basic EPS for the three months ended September 30, 2005 were $0.65 compared to $0.82 for the same period in 2004. Diluted EPS for the three months ended September 30, 2005 were $0.65 compared to $0.81 for the same period in 2004.

On a combined basis net income for the nine months ended September 30, 2005 decreased $1.1 million, or 48.1% to $1.2 million compared to $2.3 million for the same period in 2004. Basic EPS for the nine months ended September 30, 2005 were $1.50 compared to $2.73 for the same period in 2004. Diluted EPS for the nine months ended September 30, 2005 were $1.49 compared to $2.70 for the same period in 2004.

Net Interest Margin
Following are the net interest margin calculations for the three and nine months ended September 30, 2005 and 2004:

	Three months ended
	September 30, 2005			September 30, 2004

(000's omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$226,547	$3,928	6.88%	$214,930	$3,557	6.57%
Securities available for sale (3)	26,355	223	3.36%	21,867	169	3.07%
Federal funds sold	640	5	3.10%	2,090	5	0.95%
Equity securities (2)	3,275	39	4.72%	3,054	35	4.55%
Interest-earning balances with
other financial institutions	59	1	6.72%	75	-	0.00%

Total interest-earning assets	256,876	4,196	6.48%	242,016	3,766	6.17%
Noninterest-earning assets:
Cash and due from financial institutions	11,069			14,176
Premises and equipment, net	5,631			5,820
Other assets	6,504			6,088

Total assets	$280,080			$268,100

Interest-bearing liabilities:
Interest-bearing demand deposits	$43,322	124	1.14%	$57,679	81	0.56%
Savings deposits	31,185	28	0.36%	33,676	25	0.29%
Time deposits	95,388	764	3.18%	79,216	429	2.15%
Subordinated debentures	5,000	94	7.46%	5,000	66	5.24%
Other borrowings	26,414	246	3.69%	15,412	91	2.34%

Total int.-bearing liabilities	201,309	1,256	2.48%	190,983	692	1.44%

Demand deposits	43,147			43,586
Other liabilities	7,327			6,360

Total liabilities	251,783			240,929
Shareholders' equity	28,297			27,171

Total liabilities and shareholders'
equity	$280,080			$268,100

Net interest income		$2,940			$3,074

Interest rate spread (4)			4.00%			4.73%

Net interest margin (5)			4.54%			5.04%

Ratio of interest-earning assets
to interest-bearing liabilities	1.28			1.27

	Nine months ended
	September 30, 2005			September 30, 2004

(000's omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$216,257	$10,883	6.73%	$210,668	$10,465	6.64%
Securities available for sale (3)	27,740	696	3.35%	24,054	561	3.12%
Federal funds sold	3,482	67	2.57%	2,756	21	1.02%
Equity securities (2)	3,199	107	4.47%	3,032	105	4.64%
Interest-earning balances with
other financial institutions	165	3	2.43%	72	-	0.00%

Total interest-earning assets	250,843	11,756	6.27%	240,582	11,152	6.19%
Noninterest-earning assets:
Cash and due from financial
institutions	10,839			13,821
Premises and equipment, net	5,628			5,566
Other assets	6,459			5,757

Total assets	$273,769			$265,726

Interest-bearing liabilities:
Interest-bearing demand deposits	$51,348	427	1.11%	$57,395	243	0.57%
Savings deposits	31,858	83.35%		32,894	81	0.33%
Time deposits	84,980	1,798	2.83%	76,666	1,284	2.24%
Subordinated debentures	5,000	261	6.98%	5,000	200	5.34%
Other borrowings	18,056	493	3.65%	17,539	271	2.06%

Total int.-bearing liabilities	191,242	3,062	2.14%	189,494	2,079	1.47%

Demand deposits	42,427			41,690
Other liabilities	7,740			6,286

Total liabilities	241,409			237,470
Shareholders' equity	32,360			28,256

Total liabilities and shareholders'
equity	$273,769			$265,726

Net interest income		$8,694			$9,073

Interest rate spread (4)			4.13%			4.72%

Net interest margin (5)			4.63%			5.04%

Ratio of interest-earning assets
to interest-bearing liabilities	1.31			1.27

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets increased for the quarter ended September 30, 2005 to 6.48% from 6.17% as compared to the same period in the prior year. Much of the increase was due to increases in the yield in the loan portfolio with the prime rate changes within the last twelve months. The yield on loans receivable increased to 6.88% for the three months ended September 30, 2005 from 6.57% for the same period in 2004. The consumer loan portfolio had the greatest increase in yield as it is primarily a variable rate portfolio.

The Company’s interest rate spread decreased for the three months ended September 30, 2005 to 4.00% from 4.73% for the same period in 2004. This decrease is due primarily to the increase in the rates paid on interest-bearing liabilities, which increased to 2.48% for the three months ended September 30, 2005 from 1.44% for the same period in 2004, which was expected with the increasing rate environment. Rate increases were seen across all deposit types, as well as other borrowings.

The yield on interest-earning assets increased for the nine months ended September 30, 2005 to 6.27% from 6.19% for the same period in 2004. The increase primarily was in the yield on loans receivable which increased to 6.73% for the nine months ended September 30, 2005 from 6.64% for the same period in 2004. The increase in yield is more significant when the effect of the Business Manager portfolio is removed. The Business Manager was a high yield product and its decline accounted for a significant decrease in loan yield. The Business Manager portfolio decreased from an average balance of $2.1 million in the first nine months of 2004 to $0.3 million in the first nine months of 2005. Removing the effective yield of the Business Manager product, the yield on loans receivable for the first nine months of 2005 would have remained unchanged at 6.73%. In comparison, the yield on loans receivable would have decreased 14 basis points to 6.50% for the first nine months in 2004. Overall, the increase in yield on loans receivable is due to increases in the prime rate within the last twelve months.

The Company’s interest rate spread decreased for the nine months ended September 30, 2005 to 4.13% from 4.72% for the same period in 2004. This decrease is due primarily to the increase in the rates paid on interest-bearing liabilities, which increased to 2.14% for the nine months ended September 30, 2005 from 1.47% for the same period in 2004, which was expected with the increasing rate environment. In addition, some of the decrease in the interest rate spread is due to the decline in the Business Manager portfolio, discussed above. Without the effect of the Business Manager product, the interest rate spread for the first nine months of 2004 would have been reduced by 12 basis points to 4.60%, while the same period of 2005 would have remained unchanged. Overall, the Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

Noninterest Income
Total non-interest income decreased $0.1 million or 8.4% to $0.8 million for the three months ended September 30, 2005 compared to $0.9 million for the same period in 2004. Loan servicing fees, net of amortization, declined $139,000 due to increased levels of amortization of the servicing asset. Service charges on deposits declined $20,000 in the third quarter of 2005 compared to the same period in 2004. This decrease is due to an overall decrease in transactional demand deposit accounts. Gains on residential mortgage loan sales increased $53,000 in the third quarter 2005 compared to the same period in 2004. Mortgage loan sales volume was relatively consistent for the three months ended September 30, 2005 and 2004 at $16.0 million and $16.5 million, respectively. The increase in related income was due to the increased capitalization rate for mortgage servicing rights in 2005 compared to 2004 to reflect the increase in fair value.

For the nine months ended September 30, 2005, total non-interest income declined 7.2% to $2.6 million, compared to $2.8 million for the same period in 2004. The most significant decrease was in service charges on deposit accounts, which decreased $105,000 or 9.7% for the first nine months of 2005 compared to the same period in 2004. The decrease in service charges on deposits is reflective of the overall decrease in transactional demand deposit accounts, which generate a majority of the fee income. Net gains on sale of loans also decreased 4.8% or $56,000 due to a reduction in mortgage volume. Mortgage loan sales were down approximately 28.9% in the first nine months of 2005 compared to the same period in 2004. The reduction in marketing gains on sale of mortgage loans was offset by increased value in the mortgage servicing rights capitalized resulting in the net reduction of only 4.8%. Loan servicing fees, net of amortization decreased $92,000 for the first nine months of the year due to increased levels of amortization of the servicing asset.

Noninterest Expense
For the three months ended September 30, 2005, total non-interest expense decreased $0.2 million or 6.1% to $2.9 million from $3.1 million for the same period in 2004. In the third quarter of 2005, the Company saw the benefit of the “Reduction-in-Force” plan enacted in the first quarter of this year. Compensation and employee benefit expense decreased $123,000 or 6.8% for the three months ended September 30, 2005 compared to the same period in 2004. In addition, professional services expense increased $45,000 for the quarter ended September 30, 2005 compared to the same period last year, which is a result of increased audit and consulting costs. Marketing expense decreased $59,000 or 44.7% for the quarter ended September 30, 2005 compared to the same period last year, as a result of certain expense control measures. Other noninterest expense decreased approximately $89,000 or 28.0% over the prior year as a result of overall cost reductions.

Total non-interest expenses for the nine months ended September 30, 2005 increased approximately $0.4 million or 4.7% to $9.3 million from $8.9 million during the same period in 2004. An increase in compensation and employee benefits of approximately $350,000 or 6.8% was the primary factor contributing to the overall increase. The salaries and employee benefit increase in the first nine months of 2005 is largely attributable to the severance costs associated with the Reduction-in-Force plan (“RIF”) that was developed with the goal of increasing operational efficiency. The Bank eliminated various staff positions in the first quarter of 2005, and severance packages were provided to employees affected by the RIF. The aggregate cost of these severance packages totaled approximately $264,000. This total cost included $137,000 in wages, $70,000 in pension costs, and $57,000 in medical insurance costs. The benefits of the RIF are visible in the third quarter in 2005, with a decrease in compensation costs of $123,000 compared to the same period in 2004. Fees for professional services also increased approximately $250,000 or 81.7% in the nine months of 2005 compared to the same period in 2004. This increase was due to increased payments to the Company’s auditing firms for services related to contingency planning, for Sarbanes-Oxley compliance and for additional work related to the Company’s annual report. In addition, legal and accounting costs were incurred in connection with the Tender Offer that was completed in the second quarter of 2005. Other non-interest expense decreased $183,000 or 25.3% during the first nine months of 2005 compared with the same period in 2004. This decrease was due primarily to overall cost reductions at the Bank.

Federal Income Tax
The provision for federal income tax was $220,000 or 31.6% of pretax income from continuing operations for the three month period ended September 30, 2005, compared to $251,000 or 33.3% for the same period in 2004. The reduction in the income tax provision reflects the decrease in net income generated in the three months ended September 30, 2005 versus the same period in 2004. The provision for federal income tax was $563,000 or 31.9% of pretax income from continuing operations for the nine month period ended September 30, 2005, compared to $912,000 or 32.2% for the same period in 2004. The cause of the reduction in income tax provision for the nine months ended September 30, 2005 is substantially the same as noted above. The difference between the statutory rate and the effective tax rate is due to tax-exempt income and non-deductible expenses.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and short-term investments totaled $15.7 million and securities classified as available for sale totaled $26.1 million. However, available-for-sale securities with a market value of $16.2 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $311,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLB advances. The Bank experienced a net increase in total deposits of $28.1 million for the nine months ended September 30, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. To help fund the increased loan demand, the Bank has increased its level of public funds CDs.

The Bank’s borrowing position increased during the first nine months of 2005 to $22.7 million as of September 30, 2005 up from $12.5 million at December 31, 2004. As of September 30, 2005, the Bank had the ability to borrow a total of $21.2 million from the FHLB based upon the amount of collateral pledged, of which $8.9 million was outstanding at that date. The Bank has contractual payments due on FHLB advances totaling $2.0 million in the fourth quarter of 2005. In addition to the FHLB, the Bank had available borrowings on a line-of-credit of $10.0 million from a correspondent bank, which had not been drawn upon at September 30, 2005. The Bank also had outstanding advances on repurchase agreements totaling $13.8 million at September 30, 2005, based on the collateral pledged. Additional advances could be obtained through repurchase agreements, provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

At September 30, 2005, the Bank had outstanding commitments to fund loans of $13.8 million, of which $9.9 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLB borrowings.

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

At September 30, 2005 and December 31, 2004, the Company and the Bank exceeded all regulatory minimum capital requirements and are considered to be “well capitalized.”

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005
Total capital (to risk weighted assets)
Consolidated	$36.8	15.1%	$19.5	8.0%	n/a	n/a
Bank of Lenawee	$32.5	14.3%	$18.2	8.0%	$22.7	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$34.1	14.0%	$9.7	4.0%	n/a	n/a
Bank of Lenawee	$29.8	13.1%	$9.1	4.0%	$13.6	6.0%
Tier 1 Capital (to average assets)
Consolidated	$34.1	12.3%	$11.1	4.0%	n/a	n/a
Bank of Lenawee	$29.8	10.8%	$11.1	4.0%	$13.8	5.0%

December 31, 2004
Total Capital (to risk weighted assets)
Consolidated	$43.9	20.4%	$17.3	8.0%	n/a	n/a
Bank of Lenawee	$30.8	15.2%	$16.2	8.0%	$22.2	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$41.4	19.2%	$8.6	4.0%	n/a	n/a
Bank of Lenawee	$28.3	14.0%	$8.1	4.0%	$13.3	6.0%
Tier 1 Capital (to average assets)
Consolidated	$41.4	13.4%	$12.4	4.0%	n/a	n/a
Bank of Lenawee	$28.3	10.9%	$10.4	4.0%	$12.4	5.0%

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5 — OTHER INFORMATION – None

ITEM 6 — EXHIBITS

Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

31.1	Certificate of the President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer and the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2005 Date: November 8, 2005	Pavilion Bancorp, Inc. /s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer and the Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.