Form 10-K/A
period 2004-12-31
PAVILION BANCORP INC
filed 2005-11-29
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A
(AMENDMENT NO. 1)

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

Explanatory Note

        Pavilion Bancorp, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 21, 2005, to include the Report of Independent Registered Public Accounting Firm issued by Crowe Chizek and Company LLC with respect to the Company's consolidated financial statements for the years ended December 31, 2003 and 2002. This Report was inadvertently omitted from the Form 10-K.

        This Amendment No. 1 does not change the Company's consolidated financial statements in any way. This Form 10-K/A does not reflect events occurring after the filing of the 2004 Form 10-K or modify or update those disclosures affected by subsequent events or discoveries.

        The following items have been amended as a result of the revisions described above:

        Part II, Item 8 - Financial Statements and Supplementary Data

        Part III, Item 15 - Exhibits and Financial Statement Schedules

Item 8. Financial Statements and Supplementary Data.

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
Adrian, Michigan

We have audited the accompanying consolidated balance sheet of Pavilion Bancorp, Inc. as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pavilion Bancorp, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Grand Rapids, Michigan
January 13, 2004

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

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 3 – LOANS RECEIVABLE (continued)

Certain directors and executive officers of the Company, including associates of such persons, were loan customers of the Company during 2004 and 2003. A summary of aggregate related-party loan activity for loans aggregating $60,000 or more to any related party at December 31, 2004 and 2003 is as follows (000’s omitted):

	2004	2003
Balance at January 1	$ 3,204	$ 2,573
New loans	12,208	10,324
Repayments	(10,272)	(9,530)
Other adjustments	-	(163)

Balance at December 31	$ 5,140	$ 3,204

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the twelve months ended December 31, 2004, 2003 and 2002 are as follows (000’s omitted):

	2004	2003	2002
Beginning balance	$ 2,302	$ 2,100	$ 1,891
Charge-offs	(582)	(506)	(606)
Recoveries	82	113	148
Provision for loan losses	693	595	667

Ending balance	$ 2,495	$ 2,302	$ 2,100

Impaired loans at December 31, 2004, 2003 and 2002 are as follows (000’s omitted):

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

Nonperforming loans at December 31, 2004 and 2003 were as follows (000’s omitted):
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

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 7 — DEPOSITS

The following table summarizes interest-bearing deposits at December 31, 2004 and 2003 (000’s omitted):

	2004	2003
NOW accounts	$ 26,693	$ 26,727
Savings	58,329	59,852
Certificates of deposit:
$100,000 and over	32,788	26,883
Under $100,000	37,975	46,189

Total interest-bearing deposits	$155,785	$159,651

Stated maturities of time deposits at December 31, 2004 are as follows (000’s omitted):

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

Repurchase Agreements

Information concerning repurchase agreements at December 31, 2004 and 2003 are summarized as follows (000’s omitted):

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

Allocation of income taxes between current and deferred portions is as follows (000’s omitted):

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

Year-end deferred tax assets and liabilities consist of (000’s omitted):
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

PAVILION BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (000’s omitted):

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

The condensed balance sheet (unaudited) as of December 31, 2004 and 2003 for Bank of Washtenaw is as follows (000’s omitted):

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
Tier 1 Capital (to risk weighted assets)
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

PART III

Item 15. Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)	1.	Financial Statements
The following consolidated financial statements of the Company and Reports of Plante & Moran, PLLC and Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, included in Item 8 “Financial Statements and Supplementary Data” of this document:
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Changes in Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Reports of Plante & Moran, PLLC and Crowe Chizek and Company LLC, Independent Registered
Public Accounting Firms

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, dated November 16, 2005.

PAVILION BANCORP, INC. /s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Interim Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on November 16, 2005 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

/s/ Allan F. Brittain*
——————————————
Allan F. Brittain

/s/ Fred R. Duncan*
——————————————
Fred R. Duncan

/s/ William R. Gentner*
——————————————
William R. Gentner

/s/ Barbara A. Mitzel*
——————————————
Barbara A. Mitzel

/s/ Emory M. Schmidt*
——————————————
Emory M. Schmidt

/s/ J. David Stutzman*
——————————————
J. David Stutzman

*By: /s/ Richard J. DeVries
        ——————————————
        Richard J. DeVries
Attorney in Fact	/s/ Richard J. DeVries
——————————————
Richard J. DeVries

/s/ Edward J. Engle, Jr.*
——————————————
Edward J. Engle, Jr.

/s/ Douglas L. Kapnick*
——————————————
Douglas L. Kapnick

/s/ Margaret M.S. Noe*
——————————————
Margaret M.S. Noe

/s/ Terence R. Sheehan*
——————————————
Terence R. Sheehan

/s/ Marinus VanOoyen*
——————————————
Marinus VanOoyen

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

10	Executive Bonus Plan*

13	Rule 14a-3 2004 Annual Report to Shareholders (this report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed”as part of this filing).

21	Subsidiaries of Registrant*

23.1	Consent of Plante & Moran, PLLC - Independent Registered Public Accounting Firm.

23.2	Consent of Crowe Chizek and Company, LLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Interim Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to Articles of Incorporation of Registrant incorporated by reference to Exhibit 3 of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate is incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 10, as amended.

10	2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.1	1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement filed on Form 10, as amended.

14.	Code of Ethics, incorporated by reference to Exhibit 14 to the Company's report on Form 10-K for the year ended December 31, 2003.