Form 10-K
period 2005-12-31
PAVILION BANCORP INC
filed 2006-03-20
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

For Annual and Transaction Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [__] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act). (Check one:)
Large Accelerated Filer [__] Accelerated Filer [__] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value as of June 30, 2005: $38,975,087

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 10, 2006: 736,765 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2006 are incorporated by reference into Parts II and III of this report.

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

        The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 77% of total revenue in 2005 compared to 75% in 2004.

        The Bank’s principal competitors are United Bank & Trust, Key Bank, Sky Bank, Standard Federal Bank, and TLC Community Credit Union. With the exception of United Bank & Trust and TLC Community Credit Union, each of these financial institutions has headquarters in larger metropolitan areas. Generally, the Bank’s competitors have significantly greater assets and financial resources than the Company. Based on deposit information as of June 30, 2005, the Bank of Lenawee holds an estimated 20.48% of the FDIC insured deposits in Lenawee County. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

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

        In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the BIF and the Savings Association Insurance Fund (the “SAIF”), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. The FDIC is required to issue regulations implementing the new Act.

        FICO Assessments. The Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the SAIF, which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

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

        As of December 31, 2005, the Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

Item 1A. Risk Factors.

        You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

        Changes in economic conditions or interest rates may negatively affect the Company’s earnings, capital, and liquidity.

        The results of operations for financial institutions, including the Bank, may be materially and adversely affected by changes in national, state, and local economic conditions. Substantially all of the Bank’s (and its subsidiary mortgage company’s) loans are to, and substantially all of the Bank’s deposits are from, businesses and individuals in southeastern Michigan. A further decline in the economy of this area could adversely affect the Company. The general economic condition of Michigan, and of southeastern Michigan in particular, is expected to be negatively affected by the troubled state of the automotive industry, including the bankruptcy of key automotive suppliers such as Delphi Corp. and Collins and Aikman and substantial layoffs and/or plant closings by General Motors and Ford Motor Company.

        In addition, the Bank’s profitability is heavily influenced by the spread between the interest rates it earns on loans and other investments and the interest rates it pays on deposits and other interest-bearing liabilities. Interest rates are generally increased and decreased by the Federal Reserve Board in an effort to stabilize the growth of the U.S. economy. Like most banking institutions, the Bank’s net interest spread and margin will be affected by these changes in market interest rates. The Bank’s profitability will depend on the Bank’s ability to manage its interest-bearing assets and liabilities to effectively manage these changes in market interest rates.

      The Bank’s allowance for loan and lease losses may not be adequate to cover actual losses.

        The Bank is exposed to the risk that its loan customers will be unable to repay their loans according to the agreed-upon loan terms and that any collateral securing the payment of such loans may not be sufficient to assure repayment. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. The Bank makes various assumptions and judgments about its ability to fully collect all amounts outstanding in its loan portfolio and calculates an allowance for potential losses based on a number of factors. If the Bank’s assumptions in calculating the allowance for loan and lease losses are wrong, the allowance may not be sufficient to cover actual losses, which would have an adverse affect on the operating results of the Bank and may cause the Bank to have to increase the allowance in the future. The actual amount of future provisions for loan losses added to such allowance cannot now be determined and may exceed the amounts of past provisions. In addition, federal bank regulators may require the Bank to increase the allowance for loan and lease losses as a part of such regulators’ periodic review of the adequacy of such allowance. Any increase in the allowance for losses could have a negative effect on the Bank’s net income, financial condition, and results of operations.

        The Company continues to be subject to increased regulatory requirements imposed by the Sarbanes-Oxley Act of 2002, including a requirement that management attest to the Company’s internal controls over financial reporting, which attestation will be reviewed by the Company’s external auditors. These requirements represent increased costs to the Company over past periods.

        The Company is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002 as well as new rules and regulations adopted by the Commission and the Public Company Accounting Oversight Board. In particular, unless extended, the Company will be required to include management and auditor reports on the effectiveness of internal controls over financial reporting as part of its annual report on Form 10-K for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. The Company expects to continue to spend significant amounts of time and money on compliance with these rules.

        The Company’s financial condition and profitability is subject to various lending risks.

        Through the Bank and its subsidiary, Pavilion Mortgage Company, the Company is in the lending business. There is an inherent risk that loans made by the Bank and the mortgage company may not be repaid. Such risk is subject to a number of factors, including fluctuations in a borrower’s cash flow and declines in market values of collateral securing loans, which are out of the control of the Company. These factors are often heavily affected by the economic condition of the communities in which the borrowers are located and, as described above, the southeastern Michigan economy may continue to be adversely affected by the troubled automotive industry. The failure of the Bank and the mortgage company to fully collect outstanding loans may have a material adverse effect on the Company’s financial condition and profitability.

        The Company relies heavily on its management and other key personnel, and the loss of any of them may adversely effect its operations.

        The Company and Bank are dependent upon the services of a management team, including the Chairman of the Company and the President/Chief Executive Officer of the Bank as well as other senior managers and commercial lenders. None of these key personnel are bound by any long-term employment agreement. Losing one or more key members of the management team could adversely affect the operations of the Company.

        The future success of the Company is dependent on its ability to compete effectively in the highly competitive banking industry.

        The Company faces substantial competition in all phases of its operations from a variety of different competitors. The future growth and success of the Company will depend on its ability to compete effectively in this highly competitive environment. The Bank competes for deposits, loans, and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions, and other financial institutions as well as other entities that provide financial services. Some of these competitors are not subject to the same degree of regulation as is the Bank. Many of these financial institutions aggressively compete for business in the Bank’s market area. The Bank’s primary competitors include United Bank & Trust, Key Bank, Sky Bank, Standard Federal Bank, and TLC Community Credit Union. Several of the Bank’s competitors have significantly greater assets and financial resources than the Company. The competition in the financial services industry is likely to increase in the future as technological advances enable more companies to provide financial services.

        The Company’s business is subject to significant government regulation, and any regulatory changes may adversely affect the Company and its operations.

        The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers of the Bank and not the creditors or shareholders of the Company. As a bank holding company, the Company is subject to extensive regulation by the Federal Reserve Board, in addition to other regulatory and self-regulatory organizations. Regulations affecting the Company, the Bank, and the financial services industry in general are continuously changing, and such changes may have a material adverse effect on the profitability or financial condition of the Company.

        The Company’s operations may be affected by its ability to adapt to and take advantage of technological changes.

        The banking industry continues to experience rapid technological changes with frequent introductions of new technology-driven products and services. The success of the Company will depend in part on its ability to invest in technology resources and/or negotiate favorable contracts with third-party service providers to provide certain back office functions that benefit from technologically advanced resources. Many of the Company’s competitors have substantially greater resources to invest in technological improvements or to do so at a lower cost than is available to the Company. In addition, improvements in the ability to deliver financial products and services over the internet may continue to expand the Bank’s field of competition to institutions located outside of the Bank’s geographic market. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

        The Company’s ability to pay dividends is limited by law and contract.

        The Company is a single-bank holding company and substantially all of the Company’s assets are held by the Bank. The Company’s ability to continue to make dividend payments to shareholders will depend primarily on dividends from the Bank. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings. See the subsections titled “Dividends” under “SUPERVISION AND REGULATION” above for more detail on the ability of the Bank and the Company to pay dividends. There can be no assurance that the Company will continue to pay dividends at the rate historically paid or at all.

        An investment in the Company’s common stock is relatively illiquid.

        There is only a very limited trading market for the Company’s common stock. A more active or consistent trading market is not expected to develop.

        The Company’s Articles of Incorporation and Bylaws and Michigan laws contain certain provisions thatcould make a takeover of the Company more difficult.

        The Articles of Incorporation and Bylaws of the Company, as well as Michigan law, include provisions designed to provide the Board of Directors of the Company with time to consider whether a hostile takeover offer for the Company is in the best interests of the Company and its shareholders. These provisions, however, could discourage potential acquisition proposals, could delay or prevent a change in control, and could prevent transactions in which shareholders of the Company might otherwise receive a premium for their shares over then current market prices. In addition, federal law requires the prior approval of the Federal Reserve Board to any acquisition of “control” of the Company. All of these provisions may have the effect of delaying or preventing a change in control of the Company without action by the shareholders of the Company, and therefore, could adversely affect the price of the Company’s common stock.

Item 1B. Unresolved Staff Comments.

        Not applicable.

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

        The Bank is in the process of rebuilding a branch office in Hudson, Michigan. This reconstruction is expected to be completed in April of 2006.

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

Item 4. Submission of Matters to Vote of Security Holders.

        No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

Additional Item: Executive Officers of Registrant

        The following information concerning executive officers of the Company has been omitted from the Registrant’s proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).

        Officers of the Company are appointed annually by the Board of Directors of the Company and serve at the pleasure of the Board of Directors. Information concerning these executive officers is given below:

        Richard J. DeVries (age 50) was appointed to the Board of Directors of the Company and was promoted to President and Chief Executive Officer of the Company on December 10, 2004. Mr. DeVries joined the Company as the President and CEO of Bank of Lenawee in July 2003 and continues to serve in that capacity. Prior to joining the Company and Bank of Lenawee, Mr. DeVries had over 20 years of senior bank management experience including the positions of Community President at Bank One and was asked to remain on as Community President when Bank One was acquired by Citizens Bank in Ypsilanti, Michigan.

        Douglas L. Kapnick (age 62) was elected Chairman of the Board of the Company in September of 2000 and has been a director of Bank of Lenawee since 1982 and has been a director of the holding company since it was formed in 1993. Mr. Kapnick is President of Kapnick & Company, a full service insurance broker with offices in Adrian and Southfield employing a total of approximately 85 persons.

        Pamela S. Fisher (age 56) is the Corporate Secretary of the Company and Executive Vice President and Chief Operating Officer of the Bank of Lenawee. Ms. Fisher joined the Bank of Lenawee in 1979 and has served the Bank in various capacities. She was elected as Executive Vice President of Bank of Lenawee in 2004 and was elected Secretary of the Company in 1995.

        Mark D. Wolfe (49) is the Company’s Controller and Vice President of the Bank of Lenawee. He acted as Interim Chief Financial Officer from March 7, 2005 through January 15, 2006. He was appointed to serve as Chief Financial Officer of the Company on March 3, 2006, in connection with the resignation of Ryan C. Luttenton, who resigned as the Company’s Chief Financial Officer effective March 3, 2006. Prior to joining the Bank in 2001, Mr. Wolfe held the positions of Chief Financial Officer at Herrick Memorial Hospital in Tecumseh, Michigan and Chief Information Officer at Lenawee Health Alliance in Adrian, Michigan.

        Ryan C. Luttenton (age 32) served as the Company’s Chief Financial Officer from January 16, 2006 until March 3, 2006, when he resigned from such position.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The information under the caption “COMMON STOCK DATA” of the Company’s 2005 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 6. Selected Financial Data.

        The information under the caption “SELECTED FINANCIAL DATA” of the Company’s 2005 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2005 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The information under the captions “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2005 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

        The Company’s consolidated financial statements, accompanying notes and report of independent auditors included in the Company’s 2005 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A. Controls and Procedures.

        (a)        Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report, have concluded that as of December 31, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

        (b)        Changes in Internal Controls.

        During the quarter ended December 31, 2005, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information with respect to the Company’s executive officers is included in this report in Part I. The information with respect to directors of the Company, set forth under the caption “INFORMATION ABOUT DIRECTORS AND DIRECTOR NOMINEES” in the Company’s definitive proxy statement, as filed with the Commission and dated March 20, 2006, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

        The Board of Directors of the Company has determined that Terence R. Sheehan, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002 and is “independent,” as defined by NASD listing standards.

        The Board of Directors of the Company has adopted a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors and executive officers. The Code of Ethics can be obtained free of charge by sending a request to the Company’s Corporate Secretary at 135 E. Maumee St., Adrian, Michigan 49221.

Item 11. Executive Compensation.

        The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s definitive proxy statement, as filed with the Commission and dated March 20, 2006, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the caption “VOTING SECURITIES AND BENEFICIAL OWNERSHIP BY MANAGEMENT AND OTHERS” in the Company’s definitive proxy statement, as filed with the Commission and dated March 20, 2006, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation
plans approved by
security holders	30,791	$45.56	16,481

Equity compensation
plans not approved by
security holders	None	None	None

Total	30,791	$45.56	16,481

These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Company’s definitive proxy statement, as filed with the Commission and dated March 20, 2006, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “RELATIONSHIP WITH INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS — Fees of Independent Accountants” in the Company’s definitive proxy statement, as filed with the Commission and dated March 20, 2006, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated hereby in reference.

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements
The following consolidated financial statements of the Company and Reports of Plante & Moran, PLLC and Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this Form 10-K:
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 20, 2006.

PAVILION BANCORP, INC. /s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 20, 2006 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Richard J. DeVries and Mark D. Wolfe, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signatures

/s/ Richard J. DeVries —————————————— Richard J. DeVries	—————————————— Fred R. Duncan

/s/ Edward J. Engle, Jr. —————————————— Edward J. Engle, Jr.	/s/ Dan R. Hupp —————————————— Dan R. Hupp

—————————————— Douglas L. Kapnick	/s/ Barbara A. Mitzel —————————————— Barbara A. Mitzel

/s/ Margaret M.S. Noe —————————————— Margaret M.S. Noe	/s/ Emory M. Schmidt —————————————— Emory M. Schmidt

/s/ Terence R. Sheehan —————————————— Terence R. Sheehan	—————————————— J. David Stutzman

—————————————— Marinus VanOoyen

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

13	Rule 14a-3 2005 Annual Report to Shareholders (this report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing).

21	Subsidiaries of Registrant

23.1	Consent of Plante & Moran, PLLC - Registered Independent Public Accounting Firm.

23.2	Consent of Crowe Chizek and Company LLC - Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to Articles of Incorporation of Registrant incorporated by reference to Exhibit 3 of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate is incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 10, as amended.

10	2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.1	1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement filed on Form 10, as amended.

10.3	Pay for Performance Plan (executive bonus plan), incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.