Form 10-Q
period 2006-03-31
PAVILION BANCORP INC
filed 2006-05-15
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes |X|       No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act). (Check one:)

Large Accelerated Filer [_]     Accelerated Filer [_]     Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]       No |X|

As of May 15, 2006 there were 736,765 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of March 31, 2006, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three month periods ended March 31, 2006 and 2005, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
May 15, 2006

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	March 31, 2006 (unaudited)	December 31, 2005

ASSETS
Cash and due from banks	$11,509	$11,308
Securities available for sale	24,411	25,407
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,795	2,795
Federal Reserve Bank stock	630	630
Loans held for sale	1,158	927
Loans receivable, net of allowance for loan and lease losses	231,945	234,915
Premises and equipment, net	6,454	6,135
Accrued interest receivable	1,808	1,651
Mortgage servicing rights	2,814	2,898
Other assets	930	1,215

Total assets	$284,454	$287,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$46,524	$45,353
Interest bearing	176,776	165,395

Total deposits	223,300	210,748

Federal funds purchased	590	9,000
Repurchase agreements	13,818	13,663
Federal Home Loan Bank advances	8,901	16,901
Accrued interest payable	989	667
Other liabilities	2,213	2,529
Subordinated debentures	5,000	5,000
Common stock in ESOP subject to repurchase obligation	2,989	2,989

Total liabilities	257,800	261,497

Shareholders' equity
Common stock and paid-in capital, no par value: shares
issued and outstanding: 736,765 at March 31, 2006;
735,379 at December 31, 2005	10,768	10,724
Retained earnings	16,187	15,963
Accumulated other comprehensive loss	(301)	(303)

Total shareholders' equity	26,654	26,384

Total liabilities and shareholders' equity	$284,454	$287,881

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000's omitted, except per share data)

	Three Months Ended March 31,
	2006	2005

Interest and Dividend Income
Loans receivable, including fees	$4,144	$3,335
Debt securities:
Taxable	186	197
Tax-exempt	24	33
Dividend income	41	34
Federal funds sold and other	85	37

Total interest and dividend income	4,480	3,636

Interest Expense
Deposits	1,143	637
Subordinated debentures	105	84
Other borrowed funds	308	99

Total interest expense	1,556	820

Net interest income	2,924	2,816

Provision for loan losses	-	30

Net interest income after provision for loan losses	2,924	2,786

Noninterest income
Service charges and fees	316	295
Net gains on sale of loans	241	312
Loan servicing fees, net of amortization	34	194
Other	116	138

	707	939
Noninterest expense
Compensation and employee benefits	1,884	2,100
Occupancy and equipment	361	346
Professional services	133	205
Marketing	54	34
Outside service fees	285	257
Postage and delivery services	81	90
Director and shareholders	63	58
Loan and collection	79	78
Other	122	160

	3,062	3,328

Income before income taxes	569	397
Income taxes	169	138

Net income	$400	$259

Net earnings per share
Basic	$0.54	$0.30

Diluted	$0.54	$0.30

Dividends per share	$0.24	$0.24

See accompanying notes to condensed consolidated financial statements

CONDENSED  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended March 31, 2005 and 2006

(000's omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2005	$10,190	$21,713	$(46)	$31,857
Comprehensive income:
Net income	-	259	-	259
Unrealized losses on securities
available for sale	-	-	(364)
Tax effect	-	-	124

Total other comprehensive loss	-	-	(240)	(240)

Total comprehensive income	-	-		19

Change in common stock subject to repurchase	(110)	-		(110)

Stock option expense	7	-	-	7
Stock options exercised	255	-	-	255
Cash dividends - $.24 per share	-	(206)	-	(206)

Balance March 31, 2005	$10,342	$21,766	$(286)	$31,822

Balance January 1, 2006	$10,724	$15,963	$(303)	$26,384
Comprehensive income:
Net income	-	400	-	400
Unrealized gains on securities
available for sale	-	-	3
Tax effect	-	-	(1)

Total other comprehensive income	-	-	2	2

Total comprehensive income	-	-		402

Stock option expense	6	-	-	6
Stock options exercised	38	-	-	38
Cash dividends - $.24 per share	-	(176)	-	(176)

Balance March 31, 2006	$10,768	$16,187	$(301)	$26,654

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)
(000’s omitted)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities
Net income	$400	$259
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	163	168
Stock option expense	6	7
Provision for loan losses	-	30
Amortization on securities available for sale	6	13
Amortization of mortgage servicing rights	211	40
Origination of mortgage loans held for sale	(10,664)	(13,114)
Proceeds from sales of mortgage loans held for sale	10,547	12,775
Net gain on sale of mortgage loans	(241)	(312)
Net change in:
Deferred loan origination fees	4	(3)
Accrued interest receivable	(157)	(161)
Other assets	146	89
Accrued interest payable	322	184
Other liabilities	(317)	(2,572)

Net cash provided by (used in) operating activities	426	(2,597)

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	993	1,921
Purchases	-	(3,165)
Purchase of Federal Home Loan Bank Stock	-	(29)
Net premises and equipment expenditures	(482)	(20)
Net decrease (increase) in loans	3,095	(6,339)
Recoveries on loans charged-off	10	32

Net cash provided by (used in) investing activities	3,616	(7,600)

Cash flows from financing activities
Net change in deposits	12,552	16,852
Net change in short term borrowings	(8,255)	(83)
Proceeds from FHLB advances	8,000	1,000
Repayments of FHLB advances	(16,000)	(476)
Stock options exercised	38	255
Dividends paid	(176)	(426)

Net cash (used in) provided by financing activities	(3,841)	17,122

Net increase in cash and cash equivalents	201	6,925
Cash and cash equivalents at beginning of period	11,308	11,700

Cash and cash equivalents at end of period	$11,509	$18,625

Transfer from:
Loans to foreclosed real estate	$139	-
Cash paid for:
Interest	$1,234	$636
Income taxes	-	1,750

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

Basis of Financial Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Pavilion Bancorp, Inc. and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Recent Accounting Developments:

Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement is not expected to have a material effect on the results of operations or financial condition of the Company.

NOTE 2 – STOCK BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in the financial statements. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees or directors if certain conditions were met.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires all share-based payments to employees or non-employee directors, including stock options, to be recognized as expense in the consolidated statement of earnings based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures were required. The amount of compensation is measured at fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding at December 31, 2005. Consequently, compensation cost is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption.

At March 31, 2006, the Company has two stock compensation plans. Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Additionally, the options that are awarded to a director will become fully vested when an active director reaches the age of 62. Prior to adoption of SFAS 123R, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Minimal stock-based employee compensation related to the Stock Option Plans was reflected in net earnings, as substantially all options granted under the Stock Option Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to continue to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant.

The summary of option activity under the Plan as of March 31, 2006, and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2006	30,791	$45.56
Granted	-		-
Exercised	(1,386)	17.65
Forfeited or expired	-		-

Outstanding, March 31, 2006	29,405	$46.88		5.9	$107,220

Options exercisable, end of period	25,331	$45.44		5.5	$107,220

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our first quarter 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. Out of the money options (options that have an exercise price that exceeds market value) are excluded from the computation as they are assumed to have no intrinsic value. This amount changes based on the fair market value of the Company’s stock.

The summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the quarter then ended, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	5,692	$13.86
Granted	-	-
Vested	(1,618)	14.23

Forfeited	-	-

Nonvested at March 31, 2006	4,074	$13.71

Options outstanding and exercisable at March 31, 2006 were as follows:

	Outstanding			Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17.00 - $24.00	3,339	1.5	$23.36	3,339	$23.36
$34.00 - $42.00	4,851	3.4	$38.64	4,851	$38.64
$48.00 - $52.00	15,965	6.6	$49.66	13,991	$49.57
$55.00 - $61.00	5,250	8.8	$61.00	3,150	$61.00

Outstanding at period end	29,405	5.9	$46.88	25,331	$45.44

The following table illustrates the effect on net income and earnings per share as of and for the three months ended March 31, 2006 and 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation (in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net income as reported	$400	$259
Add: Stock-based compensation expense included in reported net
income, net of related tax effects	4	5
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax
effects	(4)	(46)

Pro forma net income	$400	$218

Basic earnings per share - As reported	$.54	$.30
Basic earnings per share - Pro forma	$.54	$.26
Diluted earnings per share - As reported	$.54	$.30
Diluted earnings per share - Pro forma	$.54	$.25

As of March 31, 2006, there was $36,000, net of tax, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 18 months.

NOTE 3 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three months ended March 31, 2006 and 2005 (000’s omitted, except antidilutive stock options):

	2006	2005
Net income	$400	$259

Average number of common shares outstanding
used to calculate basic earnings per share	737	853

Effect of dilutive options	1	6

Average number of common shares outstanding
used to calculate diluted earnings per
common share	738	859

Number of antidilutive stock options
excluded from the diluted earnings per share
computation	21,215	6,300

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following (000’s omitted):

	March 31, 2006	December 31, 2005

Commercial	$124,166	$125,378
Agricultural	38,026	38,778
Residential mortgage	29,573	28,113
Residential construction	10,877	11,902
Home equity lines of credit	19,688	20,693
Consumer	12,211	12,734

	234,541	237,598
Less: allowance for loan and lease losses	2,596	2,683

Loans receivable, net	$231,945	$234,915

Activity in the allowance for loan losses for the quarters ended March 31, are as follows (000’s omitted):

	2006	2005
Balance at beginning of period	$2,683	$2,495
Charge-offs	(97)	(52)
Recoveries	10	32
Provision for loan losses	-	30

Balance at end of period	$2,596	$2,505

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

The total contractual amounts of commercial and standby letters of credit and financial guarantees were $3.0 million and $3.1 million at March 31, 2006 and December 31, 2005, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

•	changes in interest rates and interest rate relationships;
•	demand for products and services;
•	the degree of competition by traditional and non-traditional competitors;
•	changes in banking regulations;
•	changes in tax laws;
•	changes in prices, levies and assessments;
•	the impact of technology, governmental and regulatory policy changes;
•	the outcome of pending and future litigation and contingencies;
•	trends in customer behavior as well as their ability to repay loans; and
•	changes in the national and local economies.

These are representative of the Future Factors that could cause a difference between an actual outcome and a forward-looking statement.

Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and deferred tax and tax provision estimates. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report.

Financial Overview
Total assets decreased by $3.4 million or 1.2% from December 31, 2005 to March 31, 2006. Cash and due from banks increased $201,000 or 1.8%. Loans receivable, net of the allowance for loan and lease losses, decreased by $3.0 million or 1.3% from December 31, 2005 to March 31, 2006. Investment securities available for sale decreased $1.0 million or 3.9% from December 31, 2005 to March 31, 2006. Total deposits increased $12.6 million or 6.0% from December 31, 2005 to March 31, 2006. Borrowed funds decreased $16.3 million or 41.1%. Consolidated net income for the three months ended March 31, 2006 was $400,000 compared to $259,000 for the same period in 2005. Basic earnings per share (“EPS”) and fully diluted EPS for the three months ended March 31, 2006 were $0.54 per share and $0.54 per share, respectively. For the same period in 2005 basic and fully diluted EPS were $0.30 and $0.30, respectively.

FINANCIAL CONDITION

Investments
Total investments securities available-for-sale decreased 3.9%, or $1.0 million, to $24.4 million at March 31, 2006, compared to $25.4 million at December 31, 2005. The decrease in investment securities is attributable to maturities and repayments on investments. Equity investment in the Federal Home Loan Bank of Indianapolis (“FHLB”) remains unchanged at $2.8 million at March 31, 2006 and December 31, 2005. Investment in Federal Reserve Bank (“FRB”) stock also remains unchanged at $630,000 as of March 31, 2006 and December 31, 2005. The Company had no held-to-maturity securities as of March 31, 2006 and December 31, 2005.

Loans
The following table summarizes the Bank’s loan portfolio and loan mix at March 31, 2006 and December 31, 2005:

Consolidated Loans Outstanding

(000's omitted)	March 31, 2006		December 31, 2005

	Amount	Percent of Loans	Amount	Percent of Loans

Commercial	$124,166	52.9%	$125,378	53.4%
Agricultural	38,026	16.2%	38,778	16.3%
Residential mortgage	29,573	12.6%	28,113	11.8%
Residential construction	10,877	4.7%	11,902	5.0%
Home equity lines of credit	19,688	8.4%	20,693	8.7%
Consumer	12,211	5.2%	12,734	4.8%

Total loans receivable	234,541	100.0%	237,598	100.0%
Less: allowance for loan and lease losses	(2,596)		(2,683)

Loans receivable, net	$231,945		$234,915

During the first three months of 2006, loans, net of allowance for loan losses, decreased $3.0 million, or 1.3%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. The Commercial and Agricultural loan portfolios decreased by $1.2 million or 1.0% and $0.8 million or 1.9%, respectively. The decrease in these portfolios is due primarily to the seasonal pay downs of lines of credit. Management expects these portfolios to increase once again in the second quarter of 2006. The residential mortgage loan portfolio grew by $1.5 million or 5.2% due to increased demand for bridge loans as well as business development efforts. Residential construction loan portfolio decreased approximately $1.0 million, or 8.6%, as construction activity tapers off during the winter months. Home equity lines of credit decreased approximately $1.0 million, or 4.9%, as customers look to move from variable rate home equity lines to more fixed rate mortgage products. Consumer loans decreased slightly in the current first quarter of 2006 as well as repayments outpaced demand for new loans. Management expects increases to the loan portfolios in the second quarter as demand for loans has increased, as demonstrated in the commitments to originate loans discussed below.

Off-Balance Sheet Items
The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at March 31, 2006 and December 31, 2005:

(000's omitted)	March 31, 2006	December 31, 2005

Loan Category:
Commitments to originate or refinance loans	$10,840	$7,370
Unfunded commitments under lines of credit	61,783	61,242
Commercial and standby letters of credit	3,031	3,051

Total	$75,654	$71,663

Outstanding commitments to originate or refinance loans increased $3.4 million, or 47.1%, to $10.8 million at March 31, 2006 from $7.4 million at December 31, 2005. This increase in commitments to originate or refinance loans is due primarily to increased loan demand coupled with continued business development activities. Unfunded commitments under lines of credit and commercial and standby letters of credit have remained relatively stable in the first quarter of 2006. Management does not expect that all commitments will result in funded loans.

Credit Quality

The Bank continues to monitor the asset quality of the loan portfolio utilizing a senior loan review officer who, combined with external loan review specialists, periodically submits reports to the Chief Executive Officer, Chief Lending Officer and to the Board of Directors regarding the credit quality of each loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Bank’s loan portfolios.

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

The chart below shows the composition of the Bank’s nonperforming assets by type as of March 31, 2006 and 2005, and December 31, 2005.

(000's omitted)	March 31, 2006	December 31, 2005	March 31, 2005
Non-accruing loans past due	$1,043	$1,104	$654
Loans past due 90 days or more still accruing	792	672	688

Total nonperforming loans	1,835	1,776	1,342
Other real estate	354	549	717

Total nonperforming assets	$2,189	$2,325	$2,059

Nonperforming loans as a percent of total loans	0.78%	0.75%	0.63%
Nonperforming assets as a percent of total assets	0.77%	0.81%	0.75%
Nonperforming loans as a percent of the allowance for loan and
lease losses	70.69%	66.19%	53.57%

At March 31, 2006, total nonperforming assets decreased by $136,000 or 5.8% from December 31, 2005. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Loans past due 90 days and still accruing are loans that management considers to be adequately collateralized to support continued accrual of interest. Nonperforming assets as a percentage of total assets have remained relatively consistent at 0.77% at March 31, 2006 compared to 0.81% and 0.75% at December 31, 2005 and March 31, 2005, respectively. Nonperforming loans as a percentage of the allowance for loan and lease losses increased to 70.69% as of March 31, 2006 compared to 66.19% and 53.57% as of December 31, 2005 and March 31, 2005, respectively. Approximately $487,000 of the nonperforming loans at March 31, 2006 represent agricultural loans that are fully guaranteed by the Farm Service Agency and management believes that they are adequately reserved.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2006 and 2005 follows:

(000's omitted)	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$2,683	$2,495
Charge-offs	(97)	(52)
Recoveries	10	32
Provision for loan losses	-	30

Balance at end of period	$2,596	$2,505

The Bank decreased its funding of provision for loan losses during the first quarter of 2006 over the same period in 2005 based on management’s assessment of the adequacy of the allowance for loan and lease losses. The loan portfolio has increased to $234.9 million as of March 31, 2006 compared to $210.9 million outstanding as of March 31, 2005. The credit quality of the portfolio has improved significantly as of March 31, 2006 compared to March 31, 2005. The level of adversely criticized and classified loans has decreased to $14.3 million as of March 31, 2006 down from $21.0 million as of March 31, 2005. The level of overall delinquencies within the loan portfolio has also improved to 1.2% of outstanding loans as of March 31, 2006 compared to 2.0% of outstanding loans as of March 31, 2005. Management believes that the level of allowance is appropriate given the improved credit quality of the portfolio.

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

Deposits and Borrowed Funds
Total deposits increased $12.6 million or 6.0% during the quarter to $223.3 million at March 31, 2006 from $210.7 million at December 31, 2005. Noninterest-bearing deposits increased $1.2 million, or 2.6% to $46.5 million at March 31, 2006 from $45.3 million at December 31, 2005. Interest-bearing deposits increased $11.4 million, or 6.9% to $176.8 million at March 31, 2006 from $165.4 million at December 31, 2005. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater increased $8.5 million, or 15.4% to $63.6 million at March 31, 2006 from $55.1 million at December 31, 2005. The increase in CD’s is attributable to a greater amount of local municipal deposits obtained through a competitive bidding process. Generally, municipal CD’s have shorter maturity lengths and thus can reprice more often that longer term CD’s. Certificates of Deposit with balances under $100,000 increased $0.7 million, or 2.1%, to $37.6 million at March 31, 2006 from $36.9 million at December 31, 2005. Other interest-bearing deposits, including savings and NOW accounts, increased $2.2 million, or 2.9% to $75.6 million at March 31, 2006 from $73.4 at December 31, 2005. The increase is attributable to continuing business development efforts.

Borrowed funds decreased by $16.3 million, or 41.1%, to $23.3 million at March 31, 2006 from $39.6 million at December 31, 2005. The increased level of deposits was used to fund the repayments of other borrowings.

Capital
During the first quarter of 2006, equity capital increased by $270,000, reflecting current quarter earnings as well as the exercise of stock options. The number of outstanding shares at December 31, 2005 of 735,379 increased to 736,765 at March 31, 2006, as a result of the exercise of stock options. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities.

Results of Operations

Net Income
Net income for the three months ended March 31, 2006 increased $141,000, or 54.4% to $400,000 compared to $259,000 for the same period in 2005. Basic earnings per share (“EPS”) for the three months ended March 31, 2006 were $0.54 compared to $0.30 for the same period in 2005. Diluted EPS for the three months ended March 31, 2006 were $0.54 compared to $0.30 for the same period in 2005. The increase in earnings per share is due to the 54.4% improvement in net income combined with a decrease in the average number of shares outstanding. The average number of outstanding shares decreased as a result of the tender offer that occurred in the second quarter of 2005.

The increase in income resulted primarily from an improvement in net interest income and marginal decrease in noninterest expense for the three months period ended March 31, 2006. Net interest income increased $108,000, or 3.8%, to $2.9 million for the three months ended March 31, 2006 compared to $2.8 million for the same period in 2005. This improvement is due primarily to increased yields earned on loans receivable. Noninterest expense decreased $266,000, or 8.0%, to $3.1 million for the three months ended March 31, 2006 compared to $3.3 million for the same period in 2005. Among other factors, this decrease was largely due to a decrease in compensation and benefits expense resulting from the Bank’s prior year reduction in workforce.

Net Interest Margin
The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the three month periods ended March 31, 2006 and 2005.

	2006			2005
(000's omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$232,540	$4,144	7.23%	$206,010	$3,335	6.57%
Securities available for sale (3)	25,138	210	3.38%	28,757	230	3.24%
Federal funds sold	7,076	82	4.70%	6,542	36	2.23%
Equity securities (2)	3,425	41	4.85%	3,117	34	4.42%
Interest-earning balances with
other financial institutions	596	3	2.04%	260	1	1.56%

Total interest-earning assets	268,775	4,480	6.76%	244,686	3,636	6.03%
Noninterest-earning assets:
Cash and due from financial institutions	9,005			10,005
Premises and equipment, net	6,321			5,677
Other assets	4,317			6,049

Total assets	$288,418			$266,417

Interest-bearing liabilities:
Interest-bearing demand deposits	$47,667	195	1.66%	$56,717	130.93%
Savings deposits	29,452	25.35%		32,394	28.35%
Time deposits	98,952	923	3.78%	77,503	479	2.51%
Subordinated debentures	5,000	105	8.52%	5,000	84	6.81%
Other borrowings	31,624	308	3.95%	11,531	99	3.48%

Total int.-bearing liabilities	212,695	1,556	2.97%	183,145	820	1.82%
Demand deposits	42,710			42,959
Other liabilities	6,220			8,477

Total liabilities	261,625			234,581
Shareholders' equity	26,793			31,836

Total liabilities and shareholders'
equity	$288,418			$266,417

Net interest income		$2,924			$2,816

Interest rate spread (4)			3.79%			4.21%

Net interest margin (5)			4.41%			4.67%

Ratio of interest-earning assets
to interest-bearing liabilities	1.26			1.34

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets increased for the quarter ended March 31, 2006 to 6.76% from 6.03% as compared to the same period in the prior year. This increase is due primarily to increases in the prime lending rate over the last 12 months. The yield earned on loans receivable increased to 7.23% for the first quarter of 2006 compared to 6.57% for the same period in 2005. The cost of funds on interest bearing liabilities increased for the quarter ended March 31, 2006 as compared to the same period during the prior year due to the increasing rate environment. In addition, the Company’s loan growth exceeded the growth in core deposits, thereby increasing reliance on higher cost short term borrowings and public certificates of deposit. The interest rate paid on the subordinated debt has increased to 8.52% for the first quarter of 2006 up from 6.81% for the same period of 2005. This increase placed upward pressure on the cost of funds. This increase in cost of funds caused the compression in the Company’s net interest margin of 26 basis points to 4.41% for the three months ended March 31, 2006 compared to 4.67% for the same period in 2005. Management is focused on development of the core deposit base in the coming year to reduce the reliance on short term borrowings. In addition, management is considering redemption of the subordinated debt, which is callable in December 2006. Despite the margin compression in the first quarter of 2006, the Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.

Noninterest Income
Total noninterest income decreased $232,000, or 24.7%, to $707,000 for the quarter ended March 31, 2006 compared to $939,000 for the same period in 2005. Service charges on deposit accounts increased $21,000, or 7.1%, to $316,000 million for the three months ended March 31, 2006 compared to $295,000 for the same period in 2005. The increase in fee income was due in large part to increased volume of customer overdraft activity. Fee income related to debit card activity also increased with a larger number of cards issued. Net gains on sale of loans decreased 22.8% or $71,000 to $241,000 in the first quarter of 2006 compared to $312,000 for the same period in 2005 due to a reduction in mortgage volume. Mortgage loan sales were down approximately 17.4% in 2006 to $10.5 million for the first quarter compared to $12.8 million for the same period in 2005. Loan servicing fees, net of amortization, decreased $160,000, or 82.5%, to $34,000 for the three months ended March 31, 2006 compared to $194,000 for the same period in 2005. This decrease is due to increased levels of amortization of the Company’s mortgage servicing asset. Other non-interest income decreased $22,000, or 15.9%, to $116,000 for the three months ended March 31, 2006 compared to $138,000 for the same period in 2005. In the first quarter of 2006, management charged down one foreclosed property by $34,000 for continued declines in estimated collateral value. This adjustment was the primary cause of the decline in other noninterest income.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2006 was $3.1 million, compared to $3.3 million for the same period in 2005, a decrease of approximately $266,000 or 8.0%. Compensation and employee benefits decreased $216,000, or 10.3%, to $1.9 million for the three months ended March 31, 2006 compared to $2.1 million for the same period in 2005. First quarters of both 2006 and 2005 were impacted by Reduction-in-Force plans (“RIF”) that were developed with the goal of increasing operational efficiency. The Bank eliminated various staff positions in the first quarter of 2006 and 2005, and severance packages were provided to employees affected by the RIF. The aggregate cost of the RIF plans were approximately $210,000 and $264,000 for the quarters ended March 31, 2006 and 2005, respectively. Occupancy and equipment costs remained relatively consistent at $361,000 and $346,000 for the quarters ended March 31, 2006 and 2005, respectively. Fees for professional services decreased approximately $72,000 or 35.1% to $133,000 in the first quarter of 2006 compared to $205,000 for the same period in 2005. The three months ended March 31, 2005 included higher than expected costs associated with the Company’s auditing firms for services related to contingency planning, Sarbanes-Oxley compliance and additional work related to the Company’s 2005 annual report. Marketing expense increased by $20,000, or 58.8%, for the three months ended March 31, 2006 to $54,000 compared to $34,000 for the same period in 2005. This increase is due to increased business development efforts and new marketing programs. Other operating expenses decreased approximately $38,000, or 23.8%, for the three months ended March 31, 2006 to $122,000 compared to $160,000 for the same period in 2005. This decrease is due to management’s focus on cost reductions.

Federal Income Tax Expense
The provision for federal income tax increased $31,000, or 22.5%, to $169,000 (29.7% of pretax income) for the three months ended March 31, 2006 compared to $138,000 (34.8% of pretax income) for the same period in 2005. The increase in federal income tax provision is primarily attributable to the increased level of earnings.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and short-term investments totaled $11.5 million and securities classified as available for sale totaled $24.4 million. However, available-for-sale securities with a market value of $13.6 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $457,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations without the sale of securities.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLB advances. The Bank experienced a net increase in total deposits of $12.6 million for the 3 months ended March 31, 2006. Deposit flows are affected by the overall level of interest rates, products offered by the Bank and its local competitors as well as other factors.

The Bank’s borrowing position decreased during the first quarter of 2006 from $39.6 million at December 31, 2005 compared to the balance of $23.3 million as of March 31, 2006. As of March 31, 2006, the Bank had the ability to borrow a total of $21.9 million from the FHLB based upon the amount of collateral pledged, of which $8.9 million was outstanding at that date. In addition to the FHLB, the Bank had available borrowings on a line-of-credit of $10 million from a correspondent bank, of which $590,000 had been drawn upon as of March 31, 2006. The Bank also had outstanding advances on repurchase agreements totaling $13.8 million at March 31, 2006, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

At March 31, 2006, the Bank had outstanding commitments to fund loans of $10.8 million, of which $8.1 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLB borrowings. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At March 31, 2006 and December 31, 2005, the Company and the Bank exceeded all regulatory minimum capital requirements. Beginning in the first quarter of 2006, the Company will be exempt from the Capital Guidelines, as the Board of Governors of the Federal Reserve System increased the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a Bank Holding Company may qualify for an exemption from the Capital Guidelines. Under the revised regulatory financial reporting requirements, the Company will only be required to file parent-only financial data on a semi-annual basis. This change only impacts the Company and the Bank will continue to file necessary regulatory reports. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2006
Total Capital (to risk weighted assets)
Bank of Lenawee	$33.7	13.9%	$19.4	>=8.0%	$24.2	>=10.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$31.1	12.8%	$9.7	>=4.0%	$14.5	>=6.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$31.1	10.8%	$11.6	>=4.0%	$14.4	>=5.0%

December 31, 2005
Total Capital (to risk weighted assets)
Consolidated	$37.3	15.2%	$19.6	>=8.0%	n/a	n/a
Bank of Lenawee	$33.3	13.7%	$19.4	>=8.0%	$24.3	>=10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$34.7	14.1%	$9.8	>=4.0%	n/a	n/a
Bank of Lenawee	$30.6	12.6%	$9.7	>=4.0%	$14.5	>=6.0%
Tier 1 Capital (to average assets)
Consolidated	$34.7	12.4%	$11.2	>=4.0%	n/a	n/a
Bank of Lenawee	$30.6	10.7%	$11.5	>=4.0%	$14.3	>=5.0%

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2005, which information can be located in the Company’s annual report on Form 10-K.

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

ITEM 1A — RISK FACTORS
There have been no material changes in the risk factors applicable to the Company from those disclosed in its annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5 — OTHER INFORMATION — None

ITEM 6 — EXHIBITS

Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

10	Supplemental Retirement Agreement and Release between Pavilion Bancorp, Inc., Bank of Lenawee, and Pamela S. Fisher, dated April 24, 2006 (as previously disclosed in the Current Report on Form 8-K filed by the registrant on April 20, 2006).

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006 Date: May 15, 2006	Pavilion Bancorp, Inc. /s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10	Supplemental Retirement Agreement and Release between Pavilion Bancorp, Inc., Bank of Lenawee, and Pamela S. Fisher, dated April 24, 2006 (as previously disclosed in the Current Report on Form 8-K filed by the registrant on April 20, 2006).

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.