Form 10-Q
period 2006-06-30
PAVILION BANCORP INC
filed 2006-08-14
CIK 1112477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #000-30521
PAVILION BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3088340 (I.R.S. Employer Identification No.)
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act). (Check one:)
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)>
Yes ☐    No ☑
As of August 10, 2006 there were 736,765 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan
We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of June 30, 2006, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three and six month periods ended June 30, 2006 and 2005, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
August 9, 2006

PART I
FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$11,293	$11,308
Federal funds sold	10,240	—

Total cash and cash equivalents	21,533	11,308

Securities available for sale	24,151	25,407
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,795	2,795
Federal Reserve Bank stock	630	630
Loans held for sale	372	927
Loans receivable, net of allowance for loan and lease losses	240,997	234,915
Premises and equipment, net	6,563	6,135
Accrued interest receivable	1,760	1,651
Mortgage servicing rights	2,766	2,898
Other assets	1,035	1,215

Total assets	$302,602	$287,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$48,783	$45,353
Interest bearing	183,706	165,395

Total deposits	232,489	210,748

Federal funds purchased	—	9,000
Repurchase agreements	13,305	13,663
Federal Home Loan Bank advances	18,385	16,901
Accrued interest payable	669	667
Other liabilities	2,574	2,529
Subordinated debentures	5,000	5,000
Common stock in ESOP subject to repurchase obligation	3,076	2,989

Total liabilities	275,498	261,497

Shareholders’ equity
Common stock and paid-in capital, no par value: shares issued and and outstanding: 736,765 at June 30, 2006; 735,379 at December 31, 2005	10,686	10,724
Retained earnings	16,705	15,963
Accumulated other comprehensive loss	(287)	(303)

Total shareholders’ equity	27,104	26,384

Total liabilities and shareholders’ equity	$302,602	$287,881

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(000’s omitted, except per share data)	2006	2005	2006	2005
Interest and dividend income
Loans receivable, including fees	$4,312	$3,620	$8,456	$6,955
Debt securities:
Taxable	179	201	365	398
Tax – exempt	25	42	49	75
Dividend income	48	34	89	68
Federal funds sold and other	56	27	141	64

Total interest and dividend income	4,620	3,924	9,100	7,560

Interest expense
Deposits	1,303	755	2,446	1,392
Subordinated debentures	109	83	214	167
Other borrowed funds	249	148	557	247

Total interest expense	1,661	986	3,217	1,806

Net interest income	2,959	2,938	5,883	5,754

Provision for loan losses	105	150	105	180

Net interest income after provision for loan losses	2,854	2,788	5,778	5,574

Noninterest income
Service charges and fees	340	329	656	624
Net gains on sale of loans	322	444	563	756
Loan servicing fees, net of amortization	20	77	54	271
Other	164	49	280	187

	846	899	1,553	1,838

Noninterest expense
Compensation and employee benefits	1,574	1,725	3,458	3,825
Occupancy and equipment	364	363	725	709
Professional services	140	199	273	404
Marketing	36	76	90	110
Outside service fees	265	284	550	541
Postage and delivery services	71	75	152	165
Director and shareholders	47	62	110	120
Loan and collection	68	83	147	161
Other	123	152	245	312

	2,688	3,019	5,750	6,347

Income before income taxes	1,012	668	1,581	1,065
Income taxes	317	204	486	342

Net income	$695	$464	$1,095	$723

Net earnings per share
Basic	$0.95	$0.57	$1.49	$0.87

Diluted	$0.94	$0.56	$1.48	$0.86

Dividends per share	$0.24	$0.24	$0.48	$0.48

See accompanying notes to condensed consolidated financial statements

PAVILION BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
For the periods ended June 30, 2005 and 2006

	Common		Accumulated
	Stock		Other	Total
	Paid-In	Retained	Comprehensive	Shareholders’
(000's omitted)	Capital	Earnings	Income/(Loss)	Equity
Balance January 1, 2005	$10,190	$21,713	$(46)	$31,857
Comprehensive income:
Net income	—	723	—	723
Unrealized (losses) on securities available for sale	—	—	(171)
Tax effect	—	—	(58)

Total other comprehensive loss	—	—	(113)	(113)

Total comprehensive income	—	—		610

Change in common stock subject to repurchase	(110)	—	—	(110)
Stock repurchase and retirement	(1,566)	(6,952)	—	(8,518)
Stock option expense	10	—	—	10
Stock options exercised	530	—	—	530
Cash dividends — $.48 per share	—	(382)	—	(382)

Balance June 30, 2005	$9,054	$15,102	$(159)	$23,997

Balance January 1, 2006	$10,724	$15,963	$(303)	$26,384
Comprehensive income:
Net income	—	1,095	—	1,095
Unrealized gain on securities available for sale	—	—	24
Tax effect	—	—	(8)

Total other comprehensive income	—	—	16	16

Total comprehensive income	—	—		1,111

Change in common stock subject to repurchase	(87)	—	—	(87)
Stock option expense	11	—	—	11
Stock options exercised	38	—	—	38
Cash dividends — $.48 per share	—	(353)	—	(353)

Balance June 30, 2006	$10,686	$16,705	$(287)	$27,104

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)

	Six months ended
	June 30,
(000’s omitted)	2006	2005
Cash Flows from operating activities
Net income	$1,095	$723
Adjustments to reconcile net income to net cash from operating activities
Depreciation	335	335
Stock option expense	11	10
Provision for loan losses	105	180
Amortization on securities available for sale	12	17
Loss on disposal of assets	—	28
Loss on sales of securities	9	—
Amortization of mortgage servicing rights	427	199
Origination of mortgage loans held for sale	(24,122)	(31,895)
Proceeds from sales of mortgage loans held for sale	24,945	31,778
Net gains on sale of mortgage loans	(563)	(756)
Net change in:
Deferred loan origination fees	(19)	(30)
Accrued interest receivable	(109)	(182)
Other assets	41	289
Accrued interest payable	2	159
Other liabilities	36	(2,560)

Net cash provided by (used in) operating activities	2,205	(1,705)

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	1,266	4,200
Sales of securities available for sale	990	199
Purchases	(996)	(3,165)
Purchase of Federal Home Loan Bank stock	—	(57)
Purchase of Federal Reserve Bank stock	—	(120)
Net premises and equipment expenditures	(763)	(262)
Net increase in loans	(6,074)	(14,724)
Recoveries on loans charged-off	45	48

Net cash used in investing activities	(5,532)	(14,080)

Cash flows from financing activities
Net change in deposits	21,741	6,729
Net change in short term borrowings	(9,358)	15,662
Proceeds from Federal Home Loan Bank advances	17,700	3,000
Repayments of Federal Home Loan Bank advances	(16,216)	(2,681)
Stock repurchased	—	(8,518)
Stock options exercised	38	530
Dividends paid	(353)	(632)

Net cash from financing activities	13,552	14,090

Net increase (decrease) in cash and cash equivalents	10,225	(1,695)
Cash and cash equivalents at beginning of period	11,308	11,700

Cash and cash equivalents at end of period	$21,533	$10,005

Transfer from:
Loans to foreclosed real estate	$139	$—
Cash paid for:
Interest	$3,215	$1,647
Income taxes	$385	$2,240
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
Recent Accounting Developments:
Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board issued FIN No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006 and would be recognized with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. Adoption of this interpretation is not expected to have a material effect on the results of operations or financial condition of the Company.

Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Had the new standard been adopted on January 1, 2006, the Company’s retained earnings would have increased by approximately $1.1 million, net of tax.
NOTE 2 — STOCK BASED COMPENSATION
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
At June 30, 2006, the Company has two stock compensation plans. Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Additionally, the options that are awarded to a director will become fully vested when an active director reaches the age of 62. Prior to adoption of SFAS 123R, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Minimal stock-based employee compensation related to the Stock Option Plans was reflected in net earnings, as substantially all options granted under the Stock Option Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to continue to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant.

The summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding, January 1, 2006	30,791	$45.56
Granted	—	—
Exercised	(1,386)	17.65
Forfeited or expired	—	—

Outstanding, June 30, 2006	29,405	$46.88	5.6	$107,220

Options exercisable, end of period	25,331	$45.44	5.3	$107,220

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of our second quarter 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Out of the money options (options that have an exercise price that exceeds market value) are excluded from the computation as they are assumed to have no intrinsic value. This amount changes based on the fair market value of the Company’s stock.
The summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months then ended, is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	5,692	$13.86
Granted	—	—
Vested	(1,618)	14.23
Forfeited	—	—

Nonvested at June 30, 2006	4,074	$13.71

Options outstanding and exercisable at June 30, 2006 were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price
$17.00 - $24.00	3,339	1.2	$23.36	3,339	$23.36
$34.00 - $42.00	4,851	3.2	$38.64	4,851	$38.64
$48.00 - $52.00	15,965	6.3	$49.66	13,991	$49.57
$55.00 - $61.00	5,250	8.6	$61.00	3,150	$61.00

Outstanding at period end	29,405	5.6	$46.88	25,331	$45.44

The following table illustrates the effect on net income and earnings per share as of and for the three and six months ended June 30, 2006 and 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation (in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income as reported	$695	$464	$1,095	$723
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3	2	7	7
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(2)	(7)	(48)

Pro forma net income	$695	$464	$1,095	$682

Basic earnings per share – As reported	$0.95	$0.57	$1.49	$0.87
Basic earnings per share – Pro forma	$0.95	$0.57	$1.49	$0.82

Diluted earnings per share – As reported	$0.94	$0.56	$1.48	$0.86
Diluted earnings per share – Pro forma	$0.94	$0.56	$1.48	$0.81
As of June 30, 2006, there was $33,000, net of tax, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 18 months.
NOTE 3 — EARNINGS PER SHARE
Earnings per common share have been computed based on the following for the three and six months ended June 30, 2006 and 2005 (000’s omitted, except antidilutive stock options):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$695	$464	$1,095	$723

Average number of common shares outstanding used to calculate basic earnings per share	737	818	737	836

Effect of dilutive options	1	4	1	5

Average number of common shares outstanding used to calculate diluted earnings per common share	738	822	738	841

Number of antidilutive stock options excluded from the diluted earnings per share computation	21,215	5,250	21,215	5,250

NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following (000’s omitted):

	June 30,	December 31,
	2006	2005
Commercial	$129,432	$125,378
Agricultural	41,523	38,778
Residential mortgage	30,830	28,113
Residential construction	9,596	11,902
Home equity lines of credit	19,663	20,693
Consumer	12,647	12,734

	243,691	237,598
Less: allowance for loan and lease losses	(2,694)	(2,683)

Loans receivable, net	$240,997	$234,915

Activity in the allowance for loan and lease losses for the three and six months ended June 30, are as follows (000’s omitted):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,596	$2,505	$2,683	$2,495
Charge-offs	(42)	(22)	(139)	(74)
Recoveries	35	16	45	48
Provision for loan losses	105	150	105	180

Balance at end of period	$2,694	$2,649	$2,694	$2,649

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
The total contractual amounts of commercial and standby letters of credit and financial guarantees were $2.5 million and $3.1 million at June 30, 2006 and December 31, 2005, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion provides information about the consolidated financial condition and results of operations of the Company as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.
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
Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan and lease losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and deferred tax and tax provision estimates. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report.
Financial Overview
Total assets increased by $14.7 million or 5.1% from December 31, 2005 to June 30, 2006. Cash and cash equivalents increased $10.2 million or 90.4%. Loans receivable, net of the allowance for loan and lease losses, increased by $6.1 million or 2.6% from December 31, 2005 to June 30, 2006. Investment securities available for sale decreased $1.2 million or 4.9% from December 31, 2005 to June 30, 2006. Total deposits increased $21.8 million or 10.3% from December 31, 2005 to June 30, 2006. Borrowed funds decreased $7.9 million or 19.9%. Basic earnings per share (“EPS”) for the three and six months ended June 30, 2006 were $0.95 per share and $1.49 per share, respectively. For the same periods in 2005 basic EPS were $0.57 and $0.87, respectively. Fully diluted

EPS for the three and six months ended June 30, 2006 were $0.94 per share and $1.48 per share, respectively. For the same periods in 2005 fully diluted EPS were $0.56 and $0.86 per share, respectively.
FINANCIAL CONDITION
Investments
Total investments securities available-for-sale decreased 4.9%, or $1.2 million, to $24.2 million at June 30, 2006, compared to $25.4 million at December 31, 2005. The decrease in investment securities is attributable to maturities and repayments on investments. Equity investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) remains unchanged at $2.8 million at June 30, 2006 and December 31, 2005. Investment in Federal Reserve Bank (“FRB”) stock also remains unchanged at $630,000 as of June 30, 2006 and December 31, 2005. The Company had no held-to-maturity securities as of June 30, 2006 and December 31, 2005.
Loans
The following table summarizes the Bank’s loan portfolio and loan mix at June 30, 2006 and December 31, 2005:
Consolidated Loans Outstanding

	June 30, 2006		December 31, 2005
		Percent of		Percent of
(000’s omitted)	Amount	Loans	Amount	Loans
Commercial	$129,432	53.1%	$125,378	53.4%
Agricultural	41,523	17.0%	38,778	16.3%
Residential mortgage	30,830	12.7%	28,113	11.8%
Residential construction	9,596	3.9%	11,902	5.0%
Home equity lines of credit	19,663	8.1%	20,693	8.7%
Consumer	12,647	5.2%	12,734	4.8%

Total loans receivable	243,691	100.0%	237,598	100.0%
Less: allowance for loan and lease losses	(2,694)		(2,683)

Loans receivable, net	$240,997		$234,915

During the first six months of 2006, loans, net of allowance for loan and lease losses, increased $6.1 million, or 2.6%. The mix of the loan portfolio continues to remain relatively unchanged from the prior year. The commercial and agricultural loan portfolios increased by $4.0 million or 3.2% and $2.7 million or 7.1%, respectively. The increase in the commercial portfolio is due to business development efforts. The increase in the agricultural portfolio is related to seasonal draws on lines as well as an increase in the number of agricultural loans. Management expects continued growth in the third quarter. The residential mortgage loan portfolio grew by $2.7 million or 9.7% due to increased demand for bridge loans as well as business development efforts. Residential construction loan portfolio decreased approximately $2.3 million, or 19.4%, as some of the more recent loans have not fully drawn. Home equity lines of credit decreased approximately $1.0 million, or 5.0%, as customers look to move from variable rate home equity lines to more fixed rate mortgage products. Consumer loans decreased slightly in the first six months of 2006 as well, as repayments outpaced demand for new loans. Management expects increases to the loan portfolios in the third quarter as demand for loans has increased, as demonstrated in the commitments to originate loans discussed below.
Off-Balance Sheet Items
The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at June 30, 2006 and December 31, 2005:

(000’s omitted)	June 30, 2006	December 31, 2005
Loan Category:
Commitments to originate or refinance loans	$20,806	$7,370
Unfunded commitments under lines of credit	55,727	61,242
Commercial and standby letters of credit	2,540	3,051

Total	$79,073	$71,663

Outstanding commitments to originate or refinance loans increased $13.4 million, or 181.1%, to $20.8 million at June 30, 2006 from $7.4 million at December 31, 2005. This increase in commitments to originate or refinance loans is due primarily to increased loan demand coupled with continued business development activities. Unfunded commitments under lines of credit decreased $5.5 million or 9.0% to $55.7 million as of June 30, 2006 from $61.2 million at December 31, 2005. This decrease is primarily due to increased draw activity on existing lines of credit, which has reduced the amount available for draw. Commercial and standby letters of credit have remained relatively stable in the first six months of 2006. Management does not expect that all commitments will result in funded loans.
Credit Quality
The Bank continues to monitor the asset quality of the loan portfolio utilizing the Chief Credit Officer who, combined with external loan review specialists, periodically submits reports to the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and to the Board of Directors regarding the credit quality of each loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Bank’s loan portfolios.
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
The chart below shows the composition of the Bank’s nonperforming assets by type as of June 30, 2006 and 2005, and December 31, 2005.

	June 30,	December 31,	June 30,
(000’s omitted)	2006	2005	2005
Non-accruing loans past due	$2,021	$1,104	$676
Loans past due 90 days or more still accruing	672	672	1,069

Total nonperforming loans	2,693	1,776	1,745
Other real estate	235	549	706

Total nonperforming assets	$2,928	$2,325	$2,451

Nonperforming loans as a percent of total loans	1.11%	0.75%	0.79%
Nonperforming assets as a percent of total assets	0.97%	0.81%	1.10%
Nonperforming loans as a percent of the allowance for loan and lease losses	99.96%	66.19%	65.87%
At June 30, 2006, total nonperforming assets increased by $603,000 or 25.9% from December 31, 2005. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Non-accruing loans increased $0.9 million to $2.0 million as of June 30, 2006 -up from $1.1 million as of December 31, 2005. Of this increase, approximately $600,000 went into nonaccrual status in June 2006. The increase was primarily in residential real estate loans which management believes that the Bank is adequately reserved on these loans. Loans past due 90 days and still accruing are loans that management considers to be adequately collateralized to support continued accrual of interest. Nonperforming assets as a percentage of total assets have increased to 0.97% at June 30, 2006 compared to 0.81% at December 31, 2005. The increase relates primarily to the increase in non-accruing loans discussed above. The ratio of nonperforming assets as a percentage of total assets has decreased from 1.10% at June 30, 2005 primarily as a result in the overall growth in assets. Nonperforming loans as a percentage of the allowance for loan and lease losses increased to 99.96% as of June 30, 2006 compared to 66.19% and 65.87% as of December 31, 2005 and June 30, 2005, respectively. As discussed above, the increase in nonperforming loans is primarily in residential real estate loans, for which management believes that the Bank is adequately reserved. Approximately $598,000 of the nonperforming loans at

June 30, 2006 represent agricultural loans that are fully guaranteed by the Farm Service Agency and management believes that they are adequately reserved.
The activity in the allowance for loan and lease losses for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$2,596	$2,505	$2,683	$2,495
Loan charge-offs	(42)	(22)	(139)	(74)
Loan recoveries	35	16	45	48

Net loan charge-offs	(7)	(6)	(94)	(26)
Provision for loan losses	105	150	105	180

Ending balance	$2,694	$2,649	$2,694	$2,649

Net charge-off rate	0.01%	0.01%	0.08%	0.02%

The Bank decreased its funding of provision for loan losses during the first half of 2006 over the same period in 2005 based on management’s assessment of the adequacy of the allowance for loan and lease losses. The total loan portfolio has increased to $243.7 million as of June 30, 2006 compared to $221.8 million outstanding as of June 30, 2005. Management is continuing to monitor credits with the increase in the level of non-performing loans. Management discusses problem credits in periodic loan committee meetings. Problem credits are also monitored by the Board of Directors during monthly reviews of watchlist. Management is actively calling on past due loans before the loans reach 30 days past due. Management is also proactively calling on troubled industry clients, including construction contractors, manufacturing, etc. The level of adversely criticized and classified loans has decreased to $17.2 million as of June 30, 2006 down from $18.5 million as of June 30, 2005. Management believes that the level of allowance is appropriate given the improved credit quality of the portfolio.
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
Deposits and Borrowed Funds
Total deposits increased $21.8 million or 10.3% during the first six months to $232.5 million at June 30, 2006 from $210.7 million at December 31, 2005. Noninterest-bearing deposits increased $3.5 million, or 7.6% to $48.8 million at June 30, 2006 from $45.3 million at December 31, 2005. Interest-bearing deposits increased $18.3 million, or 11.1% to $183.7 million at June 30, 2006 from $165.4 million at December 31, 2005. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater (Jumbo CD’s) increased $17.9 million, or 32.6% to $73.0 million at June 30, 2006 from $55.1 million at December 31, 2005. The increase in Jumbo CD’s is attributable to a greater amount of local municipal deposits obtained through a competitive bidding process. Generally, municipal CD’s have shorter maturity lengths and thus can reprice more often than longer term CD’s. Certificates of Deposit with balances under $100,000 increased $2.6 million, or 7.3%, to $39.5 million at June 30, 2006 from $36.9 million at December 31, 2005. This increase is the result of business development efforts within the local communities. Other interest-bearing deposits, including savings and NOW accounts, decreased $2.2 million, or 3.1% to $71.2 million at June 30, 2006 from $73.4 at December 31, 2005. Management believes that this decrease represents a normal business fluctuation.
Borrowed funds decreased by $7.9 million, or 19.9%, to $31.7 million at June 30, 2006 from $39.6 million at December 31, 2005. The increased level of deposits was used to fund the repayments of other borrowings.
Capital
During the first half of 2006, equity capital increased by $720,000, reflecting current year earnings as well as the exercise of stock options. The number of outstanding shares at December 31, 2005 of 735,379 increased to 736,765 at June 30, 2006, as a result of the exercise of stock options. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities.
Results of Operations
Net Income
Net income for the three months ended June 30, 2006 increased $231,000, or 49.8% to $695,000 compared to $464,000 for the same period in 2005. Basic earnings per share (“EPS”) attributable to continuing operations for the three months ended June 30, 2006 were $0.95 compared to $0.57 for the same period in 2005. Diluted EPS for the three months ended June 30, 2006 were $0.94 compared to $0.56 for the same period in 2005.
Net income for the six months ended June 30, 2006 increased $0.4 million, or 51.5% to $1.1 million compared to $0.7 million for the same period in 2005. Basic earnings per share (“EPS”) attributable to continuing operations for the six months ended June 30, 2006 were $1.49 compared to $0.87 for the same period in 2005. Diluted EPS for the six months ended June 30, 2006 were $1.48 compared to $0.86 for the same period in 2005.

Net Interest Margin
Following are the net interest margin calculations for the three and six months ended June 30, 2006 and 2005:

	Three months ended
	June 30, 2006			June 30, 2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(000’s omitted)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable (1)	$236,185	$4,312	7.32%	$215,986	$3,620	6.72%
Securities available for sale (3)	24,263	204	3.37%	28,135	243	3.46%
Federal funds sold	4,249	53	5.00%	3,330	26	3.13%
Equity securities (2)	3,425	48	5.62%	3,203	34	4.26%
Interest-earning balances with other financial institutions	200	3	6.02%	179	1	2.24%

Total interest-earning assets	268,322	4,620	6.91%	250,833	3,924	6.27%
Noninterest-earning assets:
Cash and due from financial institutions	9,851			8,429
Premises and equipment, net	6,553			5,577
Other assets	5,692			4,764

Total Assets	$290,418			$269,603

Interest-bearing liabilities:
Interest-bearing demand deposits	$45,587	207	1.82%	$54,184	173	1.28%
Savings deposits	28,921	26	0.36%	32,010	27	0.34%
Time deposits	105,917	1,070	4.05%	81,851	555	2.72%
Subordinated debentures	5,000	109	8.74%	5,000	83	6.66%
Other borrowings	25,613	249	3.90%	16,148	148	3.68%

Total int.-bearing liabilities	211,038	1,661	3.16%	189,193	986	2.09%

Demand deposits	46,373			42,845
Other liabilities	6,154			7,346

Total liabilities	263,565			239,384
Shareholders’ equity	26,853			30,219

Total liabilities and shareholders’ Equity	$290,418			$269,603

Net interest income		$2,959			$2,938

Interest rate spread (4)			3.75%			4.18%

Net interest margin (5)			4.42%			4.70%

Ratio of interest-earning assets to interest-bearing liabilities	1.27			1.33

	Six months ended
	June 30, 2006			June 30, 2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(000’s omitted)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable (1)	$234,373	$8,456	7.28%	$211,025	$6,955	6.65%
Securities available for sale (3)	24,698	414	3.38%	28,445	473	3.35%
Federal funds sold	5,655	135	4.81%	4,927	63	2.58%
Equity securities (2)	3,425	89	5.24%	3,160	68	4.34%
Interest-earning balances with other financial institutions	228	6	5.31%	219	1	0.92%

Total interest-earning assets	268,379	9,100	6.84%	247,776	7,560	6.15%
Noninterest-earning assets:
Cash and due from financial institutions	9,433			9,213
Premises and equipment, net	6,438			5,627
Other assets	5,792			4,756

Total Assets	$290,042			$267,372

Interest-bearing liabilities:
Interest-bearing demand deposits	$46,621	402	1.74%	$55,426	303	1.10%
Savings deposits	29,185	51	0.35%	32,201	55	0.34%
Time deposits	102,454	1,993	3.92%	79,689	1,034	2.62%
Subordinated debentures	5,000	214	8.63%	5,000	167	6.74%
Other borrowings	28,602	557	3.93%	13,851	247	3.60%

Total int.-bearing liabilities	211,862	3,217	3.06%	186,167	1,806	1.96%
Demand deposits	45,579			42,061
Other liabilities	5,691			7,948

Total liabilities	263,132			236,176
Shareholders’ equity	26,910			31,196

Total liabilities and shareholders’ Equity	$290,042			$267,372

Net interest income		$5,883			$5,754

Interest rate spread (4)			3.78%			4.19%

Net interest margin (5)			4.42%			4.68%

Ratio of interest-earning assets to interest-bearing liabilities	1.27			1.33

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.

(2)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.

(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities

(5)	Net interest margin is the net interest income divided by average interest-earning assets.
The yield on interest-earning assets increased for the quarter ended June 30, 2006 to 6.91% from 6.27% as compared to the same period in the prior year. Much of the increase was due to increases in the yield in the loan portfolio with the prime rate changes within the last twelve months. The yield on loans receivable increased to 7.32% for the three months ended June 30, 2006 from 6.72% for the same period in 2005. The consumer loan portfolio had the greatest increase in yield as it is primarily a variable rate portfolio followed by the commercial lending portfolio which also has a significant portion of variable rate loans.

The Company’s interest rate spread decreased for the three months ended June 30, 2006 to 3.75% from 4.18% for the same period in 2005. This decrease is due to the increase in the rates paid on interest-bearing liabilities, which increased to 3.16% for the three months ended June 30, 2006 from 2.09% for the same period in 2005, which was expected with the increasing rate environment and competitive loan market. Rate increases within the deposit categories were driven by increases in short-term interest rates as well as competition within the local market to maintain and attract customers.
The yield on interest-earning assets increased for the six months ended June 30, 2006 to 6.84% from 6.15% for the same period in 2005. The increase primarily was in the yield on loans receivable which increased to 7.28%% for the six months ended June 30, 2006 from 6.65% for the same period in 2005. As indicated above, much of this increase was due to the increases to the prime lending rate within the last twelve months.
The Company’s interest rate spread decreased for the six months ended June 30, 2006 to 3.78% from 4.19% for the same period in 2005. This decrease is due primarily to the increase in the rates paid on interest-bearing liabilities, which increased to 3.06% for the six months ended June 30, 2006 from 1.96% for the same period in 2005, which was expected with the increasing rate environment as well as of the influence of competition within the local market. In addition, the variable rate paid on the subordinated debentures continues to increase and is at a coupon rate of 9.17% as of June 30, 2006. The subordinated debentures are eligible for call or refinance as of December 8, 2006. Management is presently investigating a variety of funding sources, which may provide lower interest rates. The Company’s net interest margin remains quite strong, and management continues to take steps to neutralize some portion of this risk.
Noninterest Income
Total non-interest income decreased $53,000 or 5.9% to $846,000 for the three months ended June 30, 2006 compared to $899,000 for the same period in 2005. Service charges on deposit accounts increased $11,000 with the increase in transactional deposit accounts. A decline in gains on residential mortgage loan sales accounted for approximately $122,000 of the decrease, which was consistent with a decrease in mortgage loan sales. Loan servicing fees, net of amortization, declined $57,000 due to increased levels of amortization of the servicing asset. Other income increased $115,000 due primarily to fee income earned on Merchant Visa services.
For the six months ended June 30, 2006, total non-interest income declined 15.5% to $1.6 million, compared to $1.8 million for the same period in 2005. The most significant decrease was in the net gains on sale of loans, which decreased 25.5% or $193,000 due to a reduction in mortgage volume. Mortgage loan sales were down approximately 21.5% in the first half of 2006 compared to the same period in 2005, as the volume from mortgage production has been significantly reduced due to the continued rise in rates for the mortgage loan products in 2006 and a slowing of the local real estate market. Loan servicing fees, net of amortization decreased $217,000 for the first half of the year due to increased levels of amortization of the mortgage servicing asset, as indicated above. Service charges and fees on deposit accounts increased $32,000 for the first half of 2006 compared to the same period in 2005 with the increase in transactional deposit accounts. Other income increased $93,000 for the first half of 2006 due primarily to fee income earned on Merchant Visa services, as discussed above.
Noninterest Expense
For the three months ended June 30, 2006, total non-interest expense decreased $331,000 or 11.0% to $2.7 million from $3.0 million for the same period in 2005. The most significant decrease was in compensation and employee benefits, which was down $151,000 for the three months ended June 30, 2006 compared to the same period in 2005, due in large part to the cost savings associated with Reduction-in-Force plans (“RIF) which were developed with the goal of increasing operational efficiency. The Bank eliminated various staff positions in the first quarters of 2006 and 2005. Professional services expense decreased by $59,000 or 29.6% to $140,000 down from $199,000 for the same period in 2005. This is due in large part to costs associated with the tender offer, which was completed in the second quarter of 2005. Marketing expense has decreased $40,000 or 52.6% to $36,000 down from $76,000 for the same period in 2005 and other noninterest expense decreased approximately $29,000 or 19.1% over the prior year due largely to cost reduction efforts in these areas.
Noninterest expense for the six months ended June 30, 2006 was $5.8 million, compared to $6.3 million for the same period in 2005, a decrease of approximately $597,000 or 9.4%. Compensation and employee benefits decreased $367,000 or 9.6%, to $3.5 million for the six months ended June 30, 2006 compared to $3.8 million for the same period in 2005. As discussed above, the first quarters of both 2006 and 2005 were impacted by Reduction-in-Force plans (“RIF”), in which the Bank eliminated various staff positions in an effort to improved the Bank’s efficiency ratio. In certain circumstances, severance packages were provided to employees affected by the RIF which effected compensation cost. The aggregate cost of the RIF plans were approximately $210,000 and $264,000 for 2006 and 2005, respectively, and were accrued for as of March 31st of the respective years. The decrease seen in the first six months of 2006 was due in large part to the cost savings associated with the aforementioned RIF’s. Occupancy and equipment costs remained relatively consistent at $725,000 and $709,000 for the six months ended June 30, 2006 and 2005, respectively. Fees for professional services decreased approximately $131,000 or 32.4% to $273,000 in the first half of 2006 compared to $404,000 for the same period in 2005. The six months ended June 30, 2005 included higher than expected costs associated with the Company’s auditing firms for services related to contingency planning, Sarbanes-Oxley compliance and additional work related to the Company’s 2005 annual report as well as costs associated with the tender offer completed in the second quarter of 2005. Marketing expense decreased $20,000 or 18.2%, to $90,000 for the six months ended June 30, 2006 compared to $110,000 for the same period in 2005. Other outside services remained relatively consistent at $550,000 for the six months ended June 30, 2006 compared to $541,000 for the same period in 2005. Other operating expenses decreased approximately $67,000, or 21.5%, for the six months ended June 30, 2006 to $245,000 compared to $312,000 for the same period in 2005. This decrease is due to management’s focus on cost reductions.
Federal Income Tax
The provision for federal income tax was $317,000 or 31.3% of pretax income for the three month period ended June 30, 2006, compared to $204,000 or 30.5% for the same period in 2005. The increase in the income tax provision reflects the increase in net income generated in the three months ended June 30, 2006 versus the same period in 2005. The provision for federal income tax was $486,000 or 30.7% of pretax income from continuing operations for the six month period ended June 30, 2006, compared to $342,000 or 32.1% for the same period in 2005. The cause of the increase in income tax provision for the six months ended June 30, 2006 is substantially the same as noted above. The difference between the statutory rate and the effective tax rate is due primarily to tax-exempt municipal income and non-deductible expenses.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations, including the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the FHLBI. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and short-term investments totaled $21.5 million and securities classified as available for sale totaled $24.2 million. However, available-for-sale securities with a market value of $13.6 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $435,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. The unrealized losses were 5% or less of their respective amortized cost basis. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations without the sale of securities.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLBI advances. The Bank experienced a net increase in total deposits of $21.8 million for the six months ended June 30, 2006. Deposit flows are affected by the overall level of interest rates, products offered by the Bank and its local competitors as well as other factors.
The Bank’s borrowing position decreased during the first half of 2006 from $39.6 million at December 31, 2005 compared to the balance of $31.7 million as of June 30, 2006. As of June 30, 2006, the Bank had the ability to borrow a total of $18.4 million from the FHLBI based upon the amount of collateral pledged, of which $18.4 million was outstanding at that date. In addition to the FHLBI, the Bank had available borrowings on a line-of-credit of $10 million from a correspondent bank, which had not been drawn upon as of June 30, 2006. The Bank also had outstanding advances on repurchase agreements totaling $13.3 million at June 30, 2006, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.
At June 30, 2006, the Bank had outstanding commitments to fund loans of $20.8 million, of which $13.8 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLBI borrowings. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.
The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At June 30, 2006 and December 31, 2005, the Company and the Bank exceeded all regulatory minimum capital requirements. Beginning in the first quarter of 2006, the Company became exempt from the Capital Guidelines, as the Board of Governors of the Federal Reserve System increased the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a Bank Holding Company may qualify for an exemption from the Capital Guidelines. Under the revised regulatory financial reporting requirements, the Company will only be required to file parent-only financial data on a semi-annual basis. This change only impacts the Company and the Bank will continue to file necessary regulatory reports. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements.

			Minimum Required		Minimum Required to be
			For		Well-Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total Capital (to risk weighted assets)
Bank of Lenawee	$34.6	13.2%	$20.9	≥8.0%	$26.1	≥10.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$31.9	12.2%	$10.4	≥4.0%	$15.7	≥6.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$31.9	11.0%	$11.6	≥4.0%	$14.5	≥5.0%

December 31, 2005
Total Capital (to risk weighted assets) Consolidated	$37.3	15.2%	$19.6	≥8.0%	n/a	n/a
Bank of Lenawee	$33.3	13.7%	$19.4	≥8.0%	$24.3	≥10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$34.7	14.1%	$9.8	≥4.0%	n/a	n/a
Bank of Lenawee	$30.6	12.6%	$9.7	≥4.0%	$14.5	≥6.0%
Tier 1 Capital (to average assets)
Consolidated	$34.7	12.4%	$11.2	≥4.0%	n/a	n/a
Bank of Lenawee	$30.6	10.7%	$11.5	≥4.0%	$14.3	≥5.0%
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
ITEM 4 — CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e))]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2006, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –
The annual meeting of our shareholders was held on April 20, 2006. At that meeting, the following matters were submitted to a vote of the shareholders. There were 736,765 voting shares outstanding on March 10, 2006, the record date for the meeting. 526,998 shares or 72% voted as follows:

Directors nominated for
terms expiring in 2009:	For	Against	Withheld
Richard J. DeVries	497,214	29,784	0
Edward J. Engle, Jr.	503,552	23,446	0
Margaret M. S. Noe	513,563	13,435	0
J. David Stutzman	502,815	24,183	0
The terms of office for incumbent Directors Fred Duncan, Dan Hupp, Barbara Mitzel, Emory Schmidt, Douglas Kapnick, Terence Sheehan, and Marinus Van Ooyen continued after the meeting

Selection of Auditors for 2006	For	Against	Withheld
Plante & Moran, PLLC	522,272	2,416	2,310
ITEM 5 — OTHER INFORMATION - None
ITEM 6 — EXHIBITS
Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pavilion Bancorp, Inc.

Date: August 10, 2006	/s/ Richard J. DeVries Richard J. DeVries
President and Chief Executive Officer

Date: August 10, 2006	/s/ Mark D. Wolfe Mark D. Wolfe
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.