Form 10-Q
period 2006-09-30
PAVILION BANCORP INC
filed 2006-11-14
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

[__]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

——————————

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes [__]             No [X]

As of November 10, 2006 there were 731,408 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of September 30, 2006, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three and nine month periods ended September 30, 2006 and 2005, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
November 8, 2006

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	September 30, 2006 (unaudited)	December 31, 2005

ASSETS
Cash and due from banks	$10,536	$11,308
Federal funds sold	4,364	-

Total cash and cash equivalents	14,900	11,308

Securities available for sale	24,005	25,407
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,279	2,795
Federal Reserve Bank stock	630	630
Loans held for sale	615	927
Loans receivable, net of allowance for loan and lease losses	242,510	234,915
Premises and equipment, net	7,363	6,135
Accrued interest receivable	2,186	1,651
Mortgage servicing rights	2,670	2,898
Other assets	1,272	1,215

Total assets	$298,430	$287,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$49,212	$45,353
Interest bearing	184,107	165,395

Total deposits	233,319	210,748

Federal funds purchased	-	9,000
Repurchase agreements	12,751	13,663
Federal Home Loan Bank advances	13,685	16,901
Accrued interest payable	875	667
Other liabilities	2,148	2,529
Subordinated debentures	5,000	5,000
Common stock in ESOP subject to repurchase obligation	2,817	2,989

Total liabilities	270,595	261,497

Shareholders' equity
Common stock and paid-in capital, no par value: shares issued and and outstanding: 731,408 at September 30, 2006; 735,379 at
December 31, 2005	10,691	10,724
Retained earnings	17,313	15,963
Accumulated other comprehensive loss	(169)	(303)

Total shareholders' equity	27,835	26,384

Total liabilities and shareholders' equity	$298,430	$287,881

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000’s omitted, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Interest and dividend income
Loans receivable, including fees	$4,627	$3,928	$13,083	$10,883
Debt securities:
Taxable	182	192	547	590
Tax - exempt	22	31	71	106
Dividend income	38	39	127	107
Federal funds sold and other	49	6	190	70

Total interest and dividend income	4,918	4,196	14,018	11,756

Interest expense
Deposits	1,439	916	3,885	2,308
Subordinated debentures	117	94	331	261
Other borrowed funds	363	246	920	493

Total interest expense	1,919	1,256	5,136	3,062

Net interest income	2,999	2,940	8,882	8,694

Provision for loan losses	120	105	225	285

Net interest income after provision for loan losses	2,879	2,835	8,657	8,409

Noninterest income
Service charges and fees	349	354	1,005	978
Net gains on sale of loans	213	356	776	1,112
Loan servicing fees, net of amortization	24	4	78	275
Other	133	87	413	274

	719	801	2,272	2,639
Noninterest expense
Compensation and employee benefits	1,392	1,687	4,850	5,512
Occupancy and equipment	383	351	1,108	1,060
Professional services	126	152	399	556
Marketing	23	70	113	180
Outside service fees	268	254	818	795
Postage and delivery services	63	74	215	239
Director and shareholders	47	43	157	163
Loan and collection	81	82	228	243
Other	152	226	397	537

	2,535	2,939	8,285	9,285

Income before income taxes	1,063	697	2,644	1,763
Income taxes	280	220	766	563

Net income	$783	$477	$1,878	$1,200

Net earnings per share
Basic	$1.06	$0.65	$2.55	$1.50

Diluted	$1.06	$0.65	$2.54	$1.49

Dividends per share	$0.24	$0.24	$0.72	$0.72

See accompanying notes to condensed consolidated financial statements

PAVILION BANCORP, INC.
CONDENSED  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended September 30, 2005 and 2006

(000's omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2005	$10,190	$21,713	$(46)	$31,857
Comprehensive income:
Net income	-	1,200	-	1,200
Unrealized (losses) on securities
available for sale	-	-	(241)
Tax effect	-	-	82

Total other comprehensive loss	-	-	(159)	(159)

Total comprehensive income	-	-		1,041

Change in common stock subject to repurchase	(110)	-	-	(110)
Stock repurchase and retirement	(1,566)	(6,952)	-	(8,518)
Stock option expense	12	-	-	12
Stock options exercised	530	-	-	530
Cash dividends - $0.72 per share	-	(558)	-	(558)

Balance September 30, 2005	$9,056	$15,403	$(205)	$24,254

Balance January 1, 2006	$10,724	$15,963	$(303)	$26,384
Comprehensive income:
Net income	-	1,878	-	1,878
Unrealized gain on securities
available for sale	-	-	203
Tax effect	-	-	(69)

Total other comprehensive income	-	-	134	134

Total comprehensive income	-	-		2,012

Change in common stock subject to repurchase	(88)	-	-	(88)
Stock option expense	17	-	-	17
Stock options exercised	38	-	-	38
Cash dividends - $0.72 per share	-	(528)	-	(528)

Balance September 30, 2006	$10,691	$17,313	$(169)	$27,835

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)
(000’s omitted)

	Nine months ended September 30,

	2006	2005

Cash Flows from operating activities
Net income	$1,878	$1,200
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	516	501
Stock option expense	17	12
Provision for loan losses	225	285
Amortization on securities available for sale	19	24
Loss on disposal of assets	-	28
Loss on sales of securities	9	-
Amortization of mortgage servicing rights	637	440
Origination of mortgage loans held for sale	(33,821)	(48,347)
Proceeds from sales of mortgage loans held for sale	34,500	48,314
Net gains on sale of mortgage loans	(776)	(1,112)
Net change in:
Deferred loan origination fees	(6)	(11)
Accrued interest receivable	(535)	(412)
Other assets	(332)	193
Accrued interest payable	208	461
Other liabilities	(449)	(2,324)

Net cash provided by (used in) operating activities	2,090	(748)

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	1,584	4,680
Sales of securities available for sale	990	-
Purchases	(996)	(3,165)
Redemption (purchase) of Federal Home Loan Bank stock	516	(57)
Purchase of Federal Reserve Bank stock	-	(120)
Net premises and equipment expenditures	(1,745)	(537)
Net increase in loans	(7,585)	(25,651)
Recoveries on loans charged-off	46	61

Net cash used in investing activities	(7,190)	(24,789)

Cash flows from financing activities
Net change in deposits	22,571	28,113
Net change in short term borrowings	(9,912)	9,905
Proceeds from Federal Home Loan Bank advances	32,400	3,000
Repayments of Federal Home Loan Bank advances	(35,616)	(2,681)
Stock repurchased	-	(8,518)
Repurchase of ESOP/401k shares	(260)	-
Stock options exercised	38	530
Dividends paid	(529)	(808)

Net cash from financing activities	8,692	29,541

Net increase in cash and cash equivalents	3,592	4,004
Cash and cash equivalents at beginning of period	11,308	11,700

Cash and cash equivalents at end of period	$14,900	$15,704

Transfer from:
Loans to foreclosed real estate	$275	$295
Cash paid for:
Interest	$4,927	$2,601
Income taxes	$853	$2,351

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Establishing Standards on Measuring Fair Value
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, 88, 106, and 123(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of the defined benefit pension or postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities beginning with fiscal years ending after December 15, 2006. The Company is a participant in a multi-employer defined benefit plan, which is not within the scope of this pronouncement. This standard is not expected to have an impact on the Company’s financial condition, results of operations or liquidity.

Quantifying Financial Statement Misstatements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the view of the SEC regarding the process of quantifying financial statement misstatements. This statement focuses on addressing the diversity in practice of quantifying financial statement misstatements. The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, the “Rollover Approach” and the “Iron Curtain Approach.” The standard is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.

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

At September 30, 2006, the Company has two stock compensation plans. Stock option plans are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and vest over five years. Additionally, the options that are awarded to a director will become fully vested when an active director reaches the age of 62. Prior to adoption of SFAS 123R, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Minimal stock-based employee compensation related to the Stock Option Plans was reflected in net earnings, as substantially all options granted under the Stock Option Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to continue to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant.

The summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2006	30,791	$45.56
Granted	-	-
Exercised	(1,386)	17.65
Forfeited or expired	-	-

Outstanding, September 30, 2006	29,405	$46.88	5.4	$112,543

Options exercisable, end of period	25,331	$45.44	5.0	$112,543

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of third quarter 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Out of the money options (options that have an exercise price that exceeds market value) are excluded from the computation as they are assumed to have no intrinsic value. This amount changes based on the fair market value of the Company’s stock.

The summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months then ended, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	5,692	$13.86
Granted	-	-
Vested	(1,618)	14.23
Forfeited	-	-

Nonvested at September 30, 2006	4,074	$13.71

Options outstanding and exercisable at September 30, 2006 were as follows:

	Outstanding			Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$17.00 - $24.00	3,339	1.0	$23.36	3,339	$23.36
$34.00 - $42.00	4,851	2.9	$38.64	4,851	$38.64
$48.00 - $52.00	15,965	6.1	$49.66	13,991	$49.57
$55.00 - $61.00	5,250	8.3	$61.00	3,150	$61.00

Outstanding at period end	29,405	5.4	$46.88	25,331	$45.44

The following table illustrates the effect on net income and earnings per share as of and for the three and nine months ended September 30, 2006 and 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation (in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,

	2006	2005	2006	2005

Net income as reported	$783	$477	$1,878	$1,200
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	1	11	8
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(22)	(11)	(70)

Pro forma net income	$783	$456	$1,878	$1,138

Basic earnings per share - As reported	$1.06	$0.65	$2.55	$1.50
Basic earnings per share - Pro forma	$1.06	$0.61	$2.55	$1.42

Diluted earnings per share - As reported	$1.06	$0.65	$2.54	$1.49
Diluted earnings per share - Pro forma	$1.06	$0.61	$2.54	$1.41

As of September 30, 2006, there was $29,000, net of tax, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 18 months.

NOTE 3 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three and nine months ended September 30, 2006 and 2005 (000’s omitted, except antidilutive stock options):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net income	$783	$477	$1,878	$1,200

Average number of common shares outstanding used to calculate basic earnings per share	734	735	736	802

Effect of dilutive options	2	3	2	5

Average number of common shares outstanding used to calculate diluted earnings per common share	736	738	738	807

Number of antidilutive stock options excluded from the diluted earnings per share computation	21,215	5,250	21,215	5,250

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following (000’s omitted):

	September 30, 2006	December 31, 2005

Commercial	$131,379	$125,378
Agricultural	40,932	38,778
Residential mortgage	30,742	28,113
Residential construction	9,578	11,902
Home equity lines of credit	19,805	20,693
Consumer	12,833	12,734

	245,269	237,598
Less: allowance for loan and lease losses	(2,759)	(2,683)

Loans receivable, net	$242,510	$234,915

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, are as follows (000’s omitted):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Balance at beginning of period	$2,694	$2,649	$2,683	$2,495
Charge-offs	(56)	(47)	(195)	(121)
Recoveries	1	13	46	61
Provision for loan losses	120	105	225	285

Balance at end of period	$2,759	$2,720	$2,759	$2,720

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

The total contractual amounts of commercial and standby letters of credit and financial guarantees were $2.4 million and $3.1 million at September 30, 2006 and December 31, 2005, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

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

Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include valuation of the allowance for loan and lease losses, fair value of securities and other financial instruments, the valuation of mortgage servicing rights and deferred tax and tax provision estimates. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report.

Financial Overview
Total assets increased by $10.5 million or 3.7% from December 31, 2005 to September 30, 2006. Cash and cash equivalents increased $3.6 million or 31.8%. Loans receivable, net of the allowance for loan and lease losses, increased by $7.6 million or 3.2% from December 31, 2005 to September 30, 2006. Investment securities available for sale decreased $1.4 million or 5.5% from December 31, 2005 to September 30, 2006. Total deposits increased $22.6 million or 10.7% from December 31, 2005 to September 30, 2006. Borrowed funds decreased $13.2 million or 33.2%. Basic earnings per share (“EPS”) for the three and nine months ended September 30, 2006 were $1.06 per share and $2.55 per share, respectively. For the same periods in 2005 basic EPS were $0.65 and $1.50, respectively. Fully diluted EPS for the three and nine months ended September 30, 2006 were $1.06 per share and $2.54 per share, respectively. For the same periods in 2005 fully diluted EPS were $0.65 and $1.49 per share, respectively.

FINANCIAL CONDITION

Investments
Total investments securities available-for-sale decreased 5.5%, or $1.4 million, to $24.0 million at September 30, 2006, compared to $25.4 million at December 31, 2005. The decrease in investment securities is attributable to maturities and repayments on investments. Equity investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) decreased $500,000 or 18.5% to $2.3 million at September 30, 2006 compared to $2.8 million at December 31, 2005. Investment in Federal Reserve Bank (“FRB”) stock remains unchanged at $630,000 as of September 30, 2006 and December 31, 2005. The Company had no held-to-maturity securities as of September 30, 2006 or December 31, 2005.

Loans
The following table summarizes the Bank’s loan portfolio and loan mix at September 30, 2006 and December 31, 2005:

Consolidated Loans Outstanding

(000's omitted)	September 30, 2006		December 31, 2005

	Amount	Percent of Loans	Amount	Percent of Loans

Commercial	$131,379	53.6%	$125,378	52.8%
Agricultural	40,932	16.7%	38,778	16.3%
Residential mortgage	30,742	12.5%	28,113	11.8%
Residential construction	9,578	3.9%	11,902	5.0%
Home equity lines of credit	19,805	8.1%	20,693	8.7%
Consumer	12,833	5.2%	12,734	5.4%

Total loans receivable	245,269	100.0%	237,598	100.0%
Less: allowance for loan and lease losses	(2,759)		(2,683)

Loans receivable, net	$242,510		$234,915

During the first nine months of 2006, loans, net of allowance for loan and lease losses, increased $7.6 million, or 3.2%. The mix of the loan portfolio continues to remain relatively unchanged from the prior year. The commercial and agricultural loan portfolios increased by $6.0 million or 4.8% and $2.1 million or 5.6%, respectively. The increase in the commercial portfolio is due to business development efforts. The increase in the agricultural portfolio is related to seasonal draws on lines as well as an increase in the number of agricultural loans. The residential mortgage loan portfolio grew by $2.6 million or 9.4% due to increased demand for bridge loans as well as real estate development efforts. The residential construction loan portfolio decreased approximately $2.3 million, or 19.5%, and is consistent with the slowing in the real estate market. Home equity lines of credit decreased approximately $0.9 million, or 4.3%, as customers look to move from variable rate home equity lines to more fixed rate mortgage products. Consumer loans increased slightly in the first nine months of 2006 as well, as new loans have outpaced repayments. Management expects the loan portfolios in the fourth quarter to decrease as demand for loans slows and lines of credit are repaid prior to the end of the calendar year.

Off-Balance Sheet Items
The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at September 30, 2006 and December 31, 2005:

(000's omitted)	September 30, 2006	December 31, 2005

Loan Category:
Commitments to originate or refinance loans	$14,076	$7,370
Unfunded commitments under lines of credit	61,047	61,242
Commercial and standby letters of credit	2,423	3,051

Total	$77,546	$71,663

Outstanding commitments to originate or refinance loans increased $6.7 million, or 90.5%, to $14.1 million at September 30, 2006 from $7.4 million at December 31, 2005. This increase in commitments to originate or refinance loans is due primarily to increased loan demand coupled with continued business development activities. Unfunded commitments under lines of credit decreased $0.2 million or 0.3% to $61.0 million as of September 30, 2006 from $61.2 million at December 31, 2005. This decrease in the unfunded level is primarily due to increased draw activity on existing lines of credit, which has reduced the amount available for draw. Commercial and standby letters of credit have decreased approximately $0.7 million or 20.6% to $2.4 million as of September 30, 2006 down from $3.1 million as of December 31, 2005. Management does not expect that all commitments will result in funded loans.

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

The chart below shows the composition of the Bank’s nonperforming assets by type as of September 30, 2006 and 2005, and December 31, 2005.

(000's omitted)	September 30, 2006	December 31, 2005	September 30, 2005

Non-accruing loans past due	$1,640	$1,104	$667
Loans past due 90 days or more still accruing	606	672	497

Total nonperforming loans	2,246	1,776	1,164
Other real estate	315	549	587

Total nonperforming assets	$2,561	$2,325	$1,751

Nonperforming loans as a percent of total loans	0.92%	0.75%	0.50%
Nonperforming assets as a percent of total assets	0.86%	0.81%	0.75%
Nonperforming loans as a percent of the allowance for
loan and lease losses	81.41%	66.19%	42.79%

At September 30, 2006, total nonperforming assets increased by $236,000 or 10.2% from December 31, 2005. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Non-accruing loans increased $0.5 million to $1.6 million as of September 30, 2006 up from $1.1 million as of December 31, 2005. Of this increase, approximately $600,000 went into nonaccrual status in June 2006. The increase was primarily in residential real estate loans, and management believes the Bank is adequately reserved on these loans. Loans past due 90 days and still accruing are loans that management considers to be adequately collateralized to support continued accrual of interest. Nonperforming assets as a percentage of total assets have increased to 0.86% at September 30, 2006 compared to 0.81% at December 31, 2005. The increase relates primarily to the increase in non-accruing loans discussed above. Nonperforming loans as a percentage of the allowance for loan and lease losses increased to 81.41% as of September 30, 2006 compared to 66.19% and 42.79% as of December 31, 2005 and September 30, 2005, respectively. As discussed above, the increase in nonperforming loans is primarily in residential real estate loans, for which management believes that the Bank is adequately reserved. Approximately $596,000 of the nonperforming loans at September 30, 2006 represents agricultural loans that are partially guaranteed by the Farm Service Agency and management believes that they are adequately reserved.

The activity in the allowance for loan and lease losses for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Beginning balance	$2,694	$2,649	$2,683	$2,495
Loan charge-offs	(56)	(47)	(195)	(121)
Loan recoveries	1	13	46	61

Net loan charge-offs	(55)	(34)	(149)	(60)
Provision for loan losses	120	105	225	285

Ending balance	$2,759	$2,720	$2,759	$2,720

Net charge-off rate	0.09%	0.06%	0.08%	0.04%

The Bank decreased its funding of provision for loan losses during the first nine months of 2006 over the same period in 2005 based on management’s assessment of the adequacy of the allowance for loan and lease losses. The total loan portfolio has increased to $245.3 million as of September 30, 2006 compared to $233.0 million outstanding as of September 30, 2005. Management is continuing to monitor credits with the increase in the level of non-performing loans. Management discusses problem credits in periodic loan committee meetings. Problem credits are also monitored by the Board of Directors during monthly reviews of watch list. Management is actively calling on past due loans before the loans reach 30 days past due. Management is also proactively calling on troubled industry clients, including construction contractors, manufacturing, etc. Management believes that the level of allowance is appropriate given the present credit quality of the portfolio.

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

Deposits and Borrowed Funds
Total deposits increased $22.6 million or 10.7% during the first nine months to $233.3 million at September 30, 2006 from $210.7 million at December 31, 2005. Noninterest-bearing deposits increased $3.9 million, or 8.5% to $49.2 million at September 30, 2006 from $45.3 million at December 31, 2005. Interest-bearing deposits increased $18.7 million, or 11.3% to $184.1 million at September 30, 2006 from $165.4 million at December 31, 2005. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater (Jumbo CD’s) increased $16.1 million, or 29.3%, to $71.2 million at September 30, 2006 from $55.1 million at December 31, 2005. The increase in Jumbo CD’s is attributable to a greater amount of local municipal deposits obtained through a competitive bidding process. Generally, municipal CD’s have shorter maturity lengths and thus can reprice more often than longer term CD’s. Certificates of Deposit with balances under $100,000 increased $4.7 million, or 13.0%, to $41.6 million at September 30, 2006 from $36.9 million at December 31, 2005. This increase is the result of business development efforts within the local communities. Other interest-bearing deposits, including savings and NOW accounts, decreased $2.1 million, or 3.0% to $71.3 million at September 30, 2006 from $73.4 at December 31, 2005. Management believes that this decrease represents a normal business fluctuation.

Borrowed funds decreased by $13.2 million, or 33.2%, to $26.4 million at September 30, 2006 from $39.6 million at December 31, 2005. The increased level of deposits was used to fund the repayments of other borrowings.

Capital
During the first nine months of 2006, equity capital increased by $1.5 million, reflecting current year earnings as well as the exercise of stock options. The number of outstanding shares at December 31, 2005 of 735,379 decreased to 731,408 at September 30, 2006, as a result of the redemption and retirement of shares from the Company’s ESOP/401k plan. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities.

RESULTS OF OPERATIONS

Net Income
Net income for the three months ended September 30, 2006 increased $306,000, or 64.2% to $783,000 compared to $477,000 for the same period in 2005. Basic earnings per share (“EPS”) attributable to continuing operations for the three months ended September 30, 2006 were $1.06 compared to $0.65 for the same period in 2005. Diluted EPS for the three months ended September 30, 2006 were $1.06 compared to $0.65 for the same period in 2005.

Net income for the nine months ended September 30, 2006 increased $0.7 million, or 56.5% to $1.9 million compared to $1.2 million for the same period in 2005. Basic earnings per share (“EPS”) attributable to continuing operations for the nine months ended September 30, 2006 were $2.55 compared to $1.50 for the same period in 2005. Diluted EPS for the nine months ended September 30, 2006 were $2.54 compared to $1.49 for the same period in 2005.

Net Interest Margin
Following are the net interest margin calculations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended
	September 30, 2006			September 30, 2005

(000's omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$243,218	$4,627	7.55%	$226,547	$3,928	6.88%
Securities available for sale (3)	24,088	204	3.36%	26,355	223	3.36%
Federal funds sold	3,515	48	5.42%	640	5	3.10%
Equity securities (2)	3,022	38	5.00%	3,275	39	4.72%
Interest-earning balances with
other financial institutions	104	1	3.81%	59	1	6.72%

Total interest-earning assets	273,947	4,918	7.12%	256,876	4,196	6.48%
Noninterest-earning assets:
Cash and due from financial
institutions	8,204			11,069
Premises and equipment, net	6,707			5,631
Other assets	6,051			6,504

Total assets	$294,909			$280,080

Interest-bearing liabilities:
Interest-bearing demand deposits	$46,167	228	1.96%	$43,322	124	1.14%
Savings deposits	27,090	27	0.40%	31,185	28	0.36%
Time deposits	103,816	1,184	4.52%	95,388	764	3.18%
Subordinated debentures	5,000	117	9.28%	5,000	94	7.46%
Other borrowings	32,803	363	4.39%	26,414	246	3.69%

Total int.-bearing liabilities	214,876	1,919	3.54%	201,309	1,256	2.48%
Demand deposits	46,867			43,147
Other liabilities	6,029			7,327

Total liabilities	267,772			251,783
Shareholders' equity	27,137			28,297

Total liabilities and shareholders'
equity	$294,909			$280,080

Net interest income		$2,999			$2,940

Interest rate spread (4)			3.58%			4.00%

Net interest margin (5)			4.34%			4.54%

Ratio of interest-earning assets
to interest-bearing liabilities	1.27			1.28

	Nine months ended
	September 30, 2006			September 30, 2005

(000's omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$237,354	$13,083	7.37%	$216,257	$10,883	6.73%
Securities available for sale (3)	24,492	618	3.37%	27,740	696	3.35%
Federal funds sold	4,934	183	4.96%	3,482	67	2.57%
Equity securities (2)	3,289	127	5.16%	3,199	107	4.47%
Interest-earning balances with
other financial institutions	186	7	5.03%	165	3	2.43%

Total interest-earning assets	270,255	14,018	6.93%	250,843	11,756	6.27%
Noninterest-earning assets:
Cash and due from financial
institutions	9,093			10,839
Premises and equipment, net	6,528			5,628
Other assets	5,879			6,459

Total assets	$291,755			$273,769

Interest-bearing liabilities:
Interest-bearing demand deposits	$46,505	630	1.81%	$51,348	427	1.11%
Savings deposits	28,479	78	0.37%	31,858	83	0.35%
Time deposits	102,913	3,177	4.13%	84,980	1,798	2.83%
Subordinated debentures	5,000	331	8.85%	5,000	261	6.98%
Other borrowings	30,018	920	4.10%	18,056	493	3.65%

Total int.-bearing liabilities	212,915	5,136	3.23%	191,242	3,062	2.14%

Demand deposits	45,969			42,427
Other liabilities	5,805			7,740

Total liabilities	264,689			241,409
Shareholders' equity	27,066			32,360

Total liabilities and shareholders'
equity	$291,755			$273,769

Net interest income		$8,882			$8,694

Interest rate spread (4)			3.70%			4.13%

Net interest margin (5)			4.39%			4.63%

Ratio of interest-earning assets
to interest-bearing liabilities	1.27			1.31

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets increased for the quarter ended September 30, 2006 to 7.12% from 6.48% as compared to the same period in the prior year. Much of the increase was due to increases in the yield in the loan portfolio with the prime rate changes within the last twelve months. The yield on loans receivable increased to 7.55% for the three months ended September 30, 2006 from 6.88% for the same period in 2005. The consumer loan portfolio had the greatest increase in yield as it is primarily a variable rate portfolio followed by the commercial lending portfolio which also has a significant portion of variable rate loans.

The Company’s interest rate spread decreased for the three months ended September 30, 2006 to 3.58% from 4.00% for the same period in 2005. This decrease is due to the increase in the rates paid on interest-bearing liabilities, which increased to 3.54% for the three months ended September 30, 2006 from 2.48% for the same period in 2005, which was expected with the increasing rate environment. Rate increases within the deposit categories were driven by increases in short-term interest rates as well as competition within the local market to maintain and attract customers.

The yield on interest-earning assets increased for the nine months ended September 30, 2006 to 6.93% from 6.27% for the same period in 2005. The increase primarily was in the yield on loans receivable which increased to 7.37% for the nine months ended September 30, 2006 from 6.73% for the same period in 2005. As indicated above, much of this increase was due to the increases to the prime lending rate within the last twelve months.

The Company’s interest rate spread decreased for the nine months ended September 30, 2006 to 3.70% from 4.13% for the same period in 2005. This decrease is due primarily to the increase in the rates paid on interest-bearing liabilities, which increased to 3.23% for the nine months ended September 30, 2006 from 2.14% for the same period in 2005, which was expected with the increasing rate environment as well as of the influence of competition within the local market. In addition, the variable rate paid on the subordinated debentures continues to increase and is at a coupon rate of 9.17% as of September 30, 2006. The subordinated debentures are eligible for call as of December 8, 2006, and the Company has elected to redeem the subordinated debentures on that date. Management is presently evaluating lower cost options for funding to replace these funds. As a result of the redemption, the Company will recognize approximately $140,000 of unamortized deferred costs as an expense at the time of redemption. Management believes that the costs incurred as a result of the redemption will be more than offset by the reduction in interest expense. The Company’s net interest margin remains relatively strong compared to our peers.

Noninterest Income
Total non-interest income decreased $82,000 or 10.2% to $719,000 for the three months ended September 30, 2006 compared to $801,000 for the same period in 2005. Service charges on deposit accounts decreased $5,000. A decline in gains on residential mortgage loan sales accounted for approximately $143,000 of the decrease, which was consistent with a decrease in mortgage banking activity. Loan servicing fees, net of amortization, increased $20,000 due to increases in the loan servicing portfolio. Other income increased $46,000 due primarily to fee income earned on Merchant Visa services.

For the nine months ended September 30, 2006, total non-interest income declined 13.9% to $2.3 million, compared to $2.6 million for the same period in 2005. The most significant decrease was in the net gains on sale of loans, which decreased 30.2% or $336,000 due to a reduction in mortgage volume. Mortgage loan sales were down approximately 28.6% in the first nine months of 2006 compared to the same period in 2005, as the volume from mortgage production has been significantly reduced due to the continued rise in rates for the mortgage loan products in 2006 and a slowing of the local real estate market. Loan servicing fees, net of amortization decreased $197,000 for the first nine months of the year due to increased levels of amortization of the mortgage servicing asset. Service charges and fees on deposit accounts increased $27,000 for the first nine months of 2006 compared to the same period in 2005 with the increase in transactional deposit accounts. Other income increased $139,000 for the first nine months of 2006 due primarily to fee income earned on Merchant Visa services, as discussed above.

Noninterest Expense
For the three months ended September 30, 2006, total non-interest expense decreased $404,000 or 13.7% to $2.5 million from $2.9 million for the same period in 2005. The most significant decrease was in compensation and employee benefits, which was down $295,000 for the three months ended September 30, 2006 compared to the same period in 2005, due in large part to the cost savings associated with Reduction-in-Force plans (“RIF) which were developed with the goal of increasing operational efficiency. The Bank eliminated various staff positions in the first quarters of 2006 and 2005. Occupancy and equipment expenses increased by $32,000 or 9.1% to $383,000, up from $351,000 for the same period in 2005. This increase is primarily related to the costs associated with the new branch that was opened in the first quarter of 2006. Professional services expense decreased by $26,000 or 17.1% to $126,000 down from $152,000 for the same period in 2005. This is due to a decrease in legal and consulting costs in the third quarter of 2006 as compared with 2005. Marketing expense has decreased $47,000 or 67.1% to $23,000 down from $70,000 for the same period in 2005 and other noninterest expense decreased approximately $74,000 or 32.7% over the prior year due largely to cost reduction efforts in these areas.

Noninterest expense for the nine months ended September 30, 2006 was $8.3 million, compared to $9.3 million for the same period in 2005, a decrease of approximately $1.0 million or 10.8%. Compensation and employee benefits decreased $662,000 or 12.0%, to $4.9 million for the nine months ended September 30, 2006 compared to $5.5 million for the same period in 2005. As discussed above, the first quarters of both 2006 and 2005 were impacted by Reduction-in-Force plans (“RIF”), in which the Bank eliminated various staff positions in an effort to improve the Bank’s operational efficiency. In certain circumstances, severance packages were provided to employees affected by the RIF which increased compensation cost. The aggregate cost of the RIF plans were approximately $210,000 and $264,000 for 2006 and 2005, respectively, and were accrued for as of March 31st of the respective years. The decrease seen in the first nine months of 2006 was due in large part to the cost savings associated with the aforementioned RIF’s. Occupancy and equipment costs remained relatively consistent at $1.1 million for the nine months ended September 30, 2006 and 2005, respectively. Fees for professional services decreased approximately $157,000 or 28.2% to $399,000 in the first nine months of 2006 compared to $556,000 for the same period in 2005. The nine months ended September 30, 2005 included higher than expected costs associated with the Company’s auditing firms for services related to contingency planning, Sarbanes-Oxley compliance and additional work related to the Company’s 2005 annual report as well as costs associated with the tender offer completed in the second quarter of 2005. Marketing expense decreased $67,000 or 37.2%, to $113,000 for the nine months ended September 30, 2006 compared to $180,000 for the same period in 2005. Other outside services increased $23,000 or 2.9% to $818,000 for the nine months ended September 30, 2006 compared to $795,000 for the same period in 2005. Other operating expenses decreased approximately $140,000, or 26.1%, for the nine months ended September 30, 2006 to $397,000 compared to $537,000 for the same period in 2005. This decrease is due to management’s focus on cost reductions.

Federal Income Tax
The provision for federal income tax was $280,000 or 26.3% of pretax income for the three month period ended September 30, 2006, compared to $220,000 or 31.6% for the same period in 2005. The increase in the income tax provision reflects the increase in net income generated in the three months ended September 30, 2006 versus the same period in 2005. The reduction in the effective tax rate is the result of absorption of some of the prior year over accrual of the federal income tax liability. The provision for federal income tax was $766,000 or 29.0% of pretax income from continuing operations for the nine month period ended September 30, 2006, compared to $563,000 or 31.9% for the same period in 2005. The cause of the increase in income tax provision for the nine months ended September 30, 2006 is substantially the same as noted above. The difference between the statutory rate and the effective tax rate is due primarily to tax-exempt municipal income and non-deductible expenses.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and short-term investments totaled $14.9 million and securities classified as available for sale totaled $24.0 million. However, available-for-sale securities with a market value of $13.7 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $256,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. The unrealized losses were 5% or less of their respective amortized cost basis. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations without the sale of securities.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLBI advances. The Bank experienced a net increase in total deposits of $22.6 million for the nine months ended September 30, 2006. Deposit flows are affected by the overall level of interest rates, products offered by the Bank and its local competitors as well as other factors.

The Bank’s borrowing position decreased during the first nine months of 2006 from $39.6 million at December 31, 2005 compared to the balance of $26.4 million as of September 30, 2006. As of September 30, 2006, the Bank had the ability to borrow a total of $15.3 million from the FHLBI based upon the amount of collateral pledged, of which $13.7 million was outstanding at that date. In addition to the FHLBI, the Bank had available borrowings on a line-of-credit of $10 million from a correspondent bank, which had not been drawn upon as of September 30, 2006. The Bank also had outstanding advances on repurchase agreements totaling $12.8 million at September 30, 2006, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

At September 30, 2006, the Bank had outstanding commitments to fund loans of $14.1 million, of which $10.9 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLBI borrowings. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At September 30, 2006 and December 31, 2005, the Company and the Bank exceeded all regulatory minimum capital requirements. Beginning in the first quarter of 2006, the Company became exempt from the Capital Guidelines, as the Board of Governors of the Federal Reserve System increased the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a Bank Holding Company may qualify for an exemption from the Capital Guidelines. Under the revised regulatory financial reporting requirements, the Company will only be required to file parent-only financial data on a semi-annual basis. This change only impacts the Company and the Bank will continue to file necessary regulatory reports. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Total Capital (to risk weighted assets)
Bank of Lenawee	$35.5	13.5%	$21.0	>=8.0%	$26.3	>=10.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$32.8	12.5%	$10.5	>=4.0%	$15.8	>=6.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$32.8	11.1%	$11.8	>=4.0%	$14.7	>=5.0%

December 31, 2005
Total Capital (to risk weighted assets)
Consolidated	$37.3	15.2%	$19.6	>=8.0%	n/a	n/a
Bank of Lenawee	$33.3	13.7%	$19.4	>=8.0%	$24.3	>=10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	$34.7	14.1%	$9.8	>=4.0%	n/a	n/a
Bank of Lenawee	$30.6	12.6%	$9.7	>=4.0%	$14.5	>=6.0%
Tier 1 Capital (to average assets)
Consolidated	$34.7	12.4%	$11.2	>=4.0%	n/a	n/a
Bank of Lenawee	$30.6	10.7%	$11.5	>=4.0%	$14.3	>=5.0%

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e))]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2006, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS
There have been no material changes in the risk factors applicable to the Company from those disclosed in its annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	During the three-month period ended September 30, 2006, the Company repurchased the following shares of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1 - June 30, 2006	0	N/A	N/A	N/A
August 1 - August 31, 2006	5,357(1)	$48.50	0	N/A
Sept. 1 - Sept. 30, 2006	0	N/A	N/A	N/A

(1) These shares of common stock were purchased by the Company in satisfaction of its obligation under its Employee Stock Ownership and 401(k) Savings Plan to repurchase shares of common stock distributed to a Plan participant upon request by such participant. Pursuant to the terms of the Plan, the price paid by the Company is the most recent appraised value of the Company's common stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION — None

ITEM 6 - EXHIBITS

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

Date: November 10, 2006 Date: November 10, 2006	Pavilion Bancorp, Inc. /s/ Richard J. DeVries —————————————— Richard J. DeVries President and Chief Executive Officer /s/ Mark D. Wolfe —————————————— Mark D. Wolfe Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.