Form 10-K
period 2006-12-31
PAVILION BANCORP INC
filed 2007-03-20
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————————

FORM 10-K

For Annual and Transaction Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [__]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act). (Check one:)

Large Accelerated Filer [__]     Accelerated Filer [__]     Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]     No [ X ]

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value as of June 30, 2006: $33,522,808

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 9, 2007: 727,852 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2007 are incorporated by reference into Parts II and III of this report.

Item 1. Business.

        Pavilion Bancorp, Inc. (the “Company”), which was incorporated in Michigan in 1993, is a one-bank holding company that has as its wholly-owned bank subsidiary the Bank of Lenawee (the “Bank”). On April 15, 1993, the Company acquired all of the stock of the Bank of Lenawee, a Michigan banking corporation chartered in 1869. On January 1, 2001 the Bank of Lenawee made the real estate origination component of its business a separate entity named Pavilion Mortgage Company. On April 22, 2002, the Company changed its name from Lenawee Bancorp, Inc. to Pavilion Bancorp, Inc. On October 29, 2004, the Company completed the sale of its former subsidiary, the Bank of Washtenaw, to Community Bancorp, Inc. Please refer to Note 16 to the Company’s financial statements for additional information regarding this transaction. The Company’s financial statements and accompanying notes are incorporated by reference as specified in Item 8, Financial Statements and Supplementary Data, of the Report.

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

        The principal markets for financial services are the southern-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through 7 locations in or near their communities. The Bank does not have any material foreign assets or income.

        The principal source of revenue is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 80.7% of total revenue in 2006 compared to 77.0% in 2005.

        The Bank’s principal competitors are United Bank & Trust, Key Bank, Sky Bank, LaSalle Bank, and TLC Community Credit Union. With the exception of United Bank & Trust and TLC Community Credit Union, each of these financial institutions has headquarters in larger metropolitan areas. Generally, the Bank’s competitors have significantly greater assets and financial resources than the Company. Based on deposit information as of June 30, 2006, the Bank of Lenawee holds an estimated 21.7% of the FDIC insured deposits in Lenawee County. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

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

        With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

        Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While the Company believes it is eligible to elect to operate as a financial holding company, as of the date of this filing, it has not applied for approval to operate as a financial holding company.

        The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The Company is subject to all of these new requirements as well as SEC rules and regulations that implement the provisions of the Act.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. In the first quarter of 2006, the Board of Governors of the Federal Reserve System increased the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a Bank Holding Company may qualify for an exemption from the Capital Guidelines. Therefore, the Company is currently exempt from the Capital Guidelines based on the revised threshold. This change only impacts the Company and the Bank must continue to comply with relevant Capital Guidelines.

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

The Bank

        General. The Bank is a Michigan banking corporation, a member of the Federal Reserve System and its deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. As a Federal Reserve System member and Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and the Commissioner, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The federal deposit insurance system was overhauled in 2006 as a result of the enactment of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February of 2006. Pursuant to the Reform Act, the FDIC has modified its risk-based assessment system for deposit insurance premiums. Under the new system, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.

        The Reform Act requires the FDIC to establish assessment rates for insured depository institutions at levels that will maintain the Deposit Insurance Fund at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. Effective January 1, 2007, the FDIC established the DRR at 1.25% and adopted new premium rates for 2007. Banks that have not been paying any deposit insurance premiums for the past 10 years will now be required to pay premiums of 5 to 7 basis points (calculated against the bank's deposit base) in 2007. Under the new rate schedule, most well-capitalized banks will pay 5 to 7 basis points annually. That rate increases to 43 basis points for banks that pose significant supervisory concerns. Premiums will be assessed and collected quarterly by the FDIC.

        These premiums will be initially offset for certain eligible institutions by a one-time assessment credit granted in recognition of historical contributions made by the eligible institutions to the deposit fund. The credit may be applied against the institution's 2007 assessment, and for the three years thereafter, the institution may apply the credit against up to 90% of its assessment. The preliminary estimate issued by the FDIC is that the Bank will qualify for a credit of approximately $219,000; this is an estimate only and is subject to final confirmation by the FDIC.

        FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the SAIF, to insure the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

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

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	Total Risk-Based Capital Ratio 10% or above 8% or above Less than 8% Less than 6% --	Tier 1 Risk-Based Capital Ratio 6% or above 4% or above Less than 4% Less than 3% --	Leverage Ratio 5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2006, the Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

        Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and on the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

        Investments and Other Activities. Under federal law and regulations, Federal Reserve System member banks and FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by regulations, also prohibits state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the bank’s primary federal regulator determines the activity would not pose a significant risk to the DIF. Impermissible investments and activities must be divested or discontinued within certain time frames set by the bank’s primary federal regulator in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

        Consumer Protection Laws. The Bank’s businesses include making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, and the regulations promulgated under each of these statutes. These laws generally prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

        Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

        The Company is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002 as well as new rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. In particular, unless extended, the Company will be required to include management reports on the effectiveness of internal controls over financial reporting as part of its annual report on Form 10-K for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. Management will be required to include an audit report by the independent registered public accountants for the year ended December 31, 2008. The Company expects to continue to spend significant amounts of time and money on compliance with these rules.

        The Company’s financial condition and profitability is subject to various lending risks.

        Through the Bank and its subsidiaries, Pavilion Mortgage Company and Pavilion Financial Services, the Company is in the lending business. There is an inherent risk that loans made by the Bank and the mortgage company may not be repaid. Such risk is subject to a number of factors, including fluctuations in a borrower’s cash flow and declines in market values of collateral securing loans, which are out of the control of the Company. These factors are often heavily affected by the economic condition of the communities in which the borrowers are located and, as described above, the southeastern Michigan economy may continue to be adversely affected by the troubled automotive industry. The failure of the Bank and the mortgage company to fully collect outstanding loans may have a material adverse effect on the Company’s financial condition and profitability.

        The Company relies heavily on its management and other key personnel, and the loss of any of them may adversely effect its operations.

        The Company and Bank are dependent upon the services of a management team, including the President/Chief Executive Officer and the Chief Financial Officer of the Bank as well as other senior managers and commercial lenders. None of these key personnel are bound by any long-term employment agreement. Losing one or more key members of the management team could adversely affect the operations of the Company.

        The future success of the Company is dependent on its ability to compete effectively in the highly competitive banking industry.

        The Company faces substantial competition in all phases of its operations from a variety of different competitors. The future growth and success of the Company will depend on its ability to compete effectively in this highly competitive environment. The Bank competes for deposits, loans, and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions, and other financial institutions as well as other entities that provide financial services. Some of these competitors are not subject to the same degree of regulation as is the Bank. Many of these financial institutions aggressively compete for business in the Bank’s market area. The Bank’s primary competitors include United Bank & Trust, Key Bank, Sky Bank, LaSalle Bank, and TLC Community Credit Union. Several of the Bank’s competitors have significantly greater assets and financial resources than the Company. The competition in the financial services industry is likely to increase in the future as technological advances enable more companies to provide financial services.

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

        The Company’s Articles of Incorporation and Bylaws and Michigan laws contain certain provisions that could make a takeover of the Company more difficult.

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

Item 1B.         Unresolved Staff Comments.

        Not applicable.

Item 2.   Properties.

        The Bank of Lenawee’s main office is located in Adrian and it serves other communities with branch offices in Hudson, Morenci, Tecumseh and Waldron. The Bank’s offices are located throughout Lenawee County and in the southeastern portion of Hillsdale County. The area in which the Bank’s offices are located, which is basically southeastern Michigan, has historically been rural in character but now has a growing urban population as residents choose the area to live in while commuting to Ann Arbor, Detroit, and Toledo. According to the 2005 Population Estimates from the U.S. Census Bureau, the populations of the cities in which the Bank’s offices are located were as follows: Adrian—21,784; Hudson—2,415; Morenci—2,352; Tecumseh—8,863; and Waldron—577; The main office of Bank of Lenawee is a three story 40,768 square foot building constructed in 1906. The Bank’s other offices range in size from 1,200 square feet to 4,000 square feet. With the exception of two branches, all of the offices of Bank of Lenawee are owned.

        The Bank opened a new branch in Hillsdale in January 2007. The Bank is in the process of building another branch office in Tecumseh, Michigan. This construction is expected to be completed in July of 2007.

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

Item 4.   Submission of Matters to Vote of Security Holders.

        No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

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

        Richard J. DeVries (age 51) was appointed to the Board of Directors of the Company and was promoted to President and Chief Executive Officer of the Company on December 10, 2004. Mr. DeVries joined the Company as the President and CEO of Bank of Lenawee in July 2003 and continues to serve in that capacity. Prior to joining the Company and Bank of Lenawee, Mr. DeVries had over 20 years of senior bank management experience including the positions of Community President at Bank One and was asked to remain on as Community President when Bank One was acquired by Citizens Bank in Ypsilanti, Michigan.

        Mark D. Wolfe (50) has served as the Company’s Senior Vice President of Finance and Chief Financial Officer since March 2006 (and as Interim Chief Financial Officer from March 2005 through January 2006). Prior to joining the Bank in 2001, Mr. Wolfe held the positions of Chief Financial Officer at Herrick Memorial Hospital in Tecumseh, Michigan and Chief Information Officer at Lenawee Health Alliance in Adrian, Michigan.

PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The information under the caption “COMMON STOCK DATA” of the Company’s 2006 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13. Notwithstanding the foregoing, the stock performance graph and related data points in such information is only being furnished with this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 6.   Selected Financial Data.

        The information under the caption “SELECTED FINANCIAL DATA” of the Company’s 2006 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2006 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The information under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2006 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

        The Company’s consolidated financial statements, accompanying notes and report of independent auditors included in the Company’s 2006 Annual Report to shareholders, is incorporated herein by reference to Exhibit 13.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A. Controls and Procedures.

        (a)        Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report, have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

        (b)        Changes in Internal Controls.

        During the quarter ended December 31, 2006, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

        None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

        Information with respect to the Company’s executive officers is included in this report in Part I. The information with respect to directors of the Company, set forth under the caption “INFORMATION ABOUT DIRECTORS AND DIRECTOR NOMINEES” in the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2007, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

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

        The information set forth under the caption “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2007, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.   Executive Compensation.

        The information set forth under the captions “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “COMPENSATION COMMITTEE REPORT” in the Company’s definitive proxy statement, as filed with the Commission and dated March 19 2007, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference. Notwithstanding the foregoing, the “COMPENSATION DISCUSSION & ANALYSIS” contained within such definitive proxy statement is not incorporated by reference into this Annual Report on Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the caption “VOTING SECURITIES AND BENEFICIAL OWNERSHIP BY MANAGEMENT AND OTHERS” in the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2007, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)

Equity compensation
plans approved by
security holders	29,405	$46.76	16,481

Equity compensation
plans not approved by
security holders	None	None	None

Total	29,405	$46.76	16,481

These equity compensation plans are more fully described in Note 12 to the Consolidated Financial Statements.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

        The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2007, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

        The Board of Directors of the Company is composed of a majority of independent directors (as independence is defined in Rule 4200(a)(15) of the NASD Listing Standards). The independent directors of the Company’s Board of Directors are: Fred R. Duncan, Dan R. Hupp, Barbara A. Mitzel, Emory M. Schmidt, Terence R. Sheehan, Marinus VanOoyen, Edward J. Engle, Jr., Margaret M.S. Noe, and J. David Stutzman. The only directors who are not independent under this standard are Douglas L. Kapnick and Richard J. DeVries. Each of the Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee of the Board of Directors is comprised solely of independent directors.

Item 14.   Principal Accountant Fees and Services.

        The information set forth under the heading “RELATIONSHIP WITH INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS — Fees of Independent Accountants” in the Company’s definitive proxy statement, as filed with the Commission and dated March 19, 2007, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated hereby in reference.

Item 15.   Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements
The following consolidated financial statements of the Company and Reports of Plante & Moran, PLLC, Independent Registered Public Accounting Firm, are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Plante & Moran, PLLC, Independent Registered Public Accounting Firm

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 19, 2007.

PAVILION BANCORP, INC.

/s/ Richard J. DeVries
——————————————
Richard J. DeVries
President and Chief Executive Officer

/s/ Mark D. Wolfe
——————————————
Mark D. Wolfe
Senior Vice President Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 19, 2007 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Richard J. DeVries and Mark D. Wolfe, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signatures

/s/ Richard J. DeVries —————————————— Richard J. DeVries	/s/ Fred R. Duncan —————————————— Fred R. Duncan

/s/ Edward J. Engle, Jr. —————————————— Edward J. Engle, Jr.	/s/ Dan R. Hupp —————————————— Dan R. Hupp

/s/ Douglas L. Kapnick —————————————— Douglas L. Kapnick	/s/ Barbara A. Mitzel —————————————— Barbara A. Mitzel

/s/ Margaret M.S. Noe —————————————— Margaret M.S. Noe	—————————————— Emory M. Schmidt

/s/ Terence R. Sheehan —————————————— Terence R. Sheehan	—————————————— J. David Stutzman

/s/ Marinus VanOoyen —————————————— Marinus VanOoyen

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

10.4	Employment Agreement, dated July 1, 2003, by and among the Registrant, the Bank of Lenawee, and Richard J. DeVries, as amended by an Employment Agreement Extension Agreement dated February 22, 2007.

10.5	Employment Agreement, dated February 22, 2007, by and among the Registrant, the Bank of Lenawee, and Mark D. Wolfe.

13	Rule 14a-3 2006 Annual Report to Shareholders (this report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed”as part of this filing).

21	Subsidiaries of Registrant

23	Consent of Plante & Moran, PLLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to Articles of Incorporation of Registrant incorporated by reference to Exhibit 3 of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, as amended.

3.4	Amendment to Bylaws of Registrant incorporated by reference to Exhibit 99.1 of the Form 8-K filed October 4, 2006.

4	Form of Registrant’s Stock Certificate is incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 10, as amended.

10.1	2001 Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 18, 2001 annual meeting of shareholders.

10.2	1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement filed on Form 10, as amended.

10.3	Pay for Performance Plan (executive bonus plan), incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.