Form 10-Q
period 2007-03-31
PAVILION BANCORP INC
filed 2007-05-15
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)

Yes [__]                     No [X]

As of May 15, 2007 there were 728,545 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of March 31, 2007, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three month periods ended March 31, 2007 and 2006, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

May 15, 2007

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS

Cash and due from banks	$9,466	$17,210
Federal funds sold	12,420	-

Total cash and cash equivalents	21,886	17,210

Securities available for sale	16,821	17,828
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,053	2,053
Federal Reserve Bank stock	630	630
Loans held for sale	920	377
Loans receivable, net of allowance for loan and lease losses	236,385	243,312
Premises and equipment, net	8,917	8,175
Accrued interest receivable	1,981	1,930
Mortgage servicing rights	2,426	2,558
Other assets	987	950

Total assets	$293,006	$295,023

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$43,944	$46,291
Interest bearing	203,819	189,653

Total deposits	247,763	235,944

Federal funds purchased	-	6,601
Repurchase agreements	8,598	7,700
Federal Home Loan Bank advances	1,885	10,885
Accrued interest payable	1,121	851
Other liabilities	2,534	2,341
Common stock in ESOP subject to repurchase obligation	2,765	2,765

Total liabilities	264,666	267,087

Shareholders' equity
Common stock and paid-in capital, no par value: shares issued and and outstanding: 727,852 at March 31, 2007; 725,206 at
December 31, 2006	10,695	10,629
Retained earnings	17,705	17,409
Accumulated other comprehensive loss	(60)	(102)

Total shareholders' equity	28,340	27,936

Total liabilities and shareholders' equity	$293,006	$295,023

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000’s omitted, except per share data)

	Three Months Ended March 31,

	2007	2006

Interest and dividend income
Loans receivable, including fees	$4,558	$4,144
Debt securities:
Taxable	139	186
Tax-exempt	23	24
Dividend income	36	41
Federal funds sold and other	164	85

Total interest and dividend income	4,920	4,480

Interest expense
Deposits	1,749	1,143
Subordinated debentures	-	105
Other borrowed funds	191	308

Total interest expense	1,940	1,556

Net interest income	2,980	2,924

Provision for loan losses	150	-

Net interest income after provision for loan losses	2,830	2,924

Noninterest income
Service charges and fees	507	431
Net gains on sale of loans	154	241
Loan servicing fees, net of amortization	20	34
Other	5	1

	686	707
Noninterest expense
Compensation and employee benefits	1,602	1,884
Occupancy and equipment	438	361
Professional services	85	133
Marketing	41	54
Outside service fees	263	285
Postage and delivery services	61	81
Director and shareholders	32	63
Loan and collection	84	79
Other	184	122

	2,790	3,062

Income before income taxes	726	569
Income taxes	247	169

Net income	$479	$400

Net earnings per share
Basic	$0.66	$0.54

Diluted	$0.66	$0.54

Dividends per share	$0.25	$0.24

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended March 31, 2006 and 2007

(000’s omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2006	$10,724	$15,963	$(303)	$26,384
Comprehensive income:
Net income	-	400	-	400
Unrealized gains on securities
available for sale	-	-	3
Tax effect	-	-	(1)

Total other comprehensive income	-	-	2	2

Total comprehensive income	-	-	-	402

Stock option expense	6	-	-	6
Stock options exercised	38	-	-	38
Cash dividends - $.24 per share	-	(176)	-	(176)

Balance March 31, 2006	$10,768	$16,187	$(301)	$26,654

Balance January 1, 2007	$10,629	$17,409	$(102)	$27,936
Comprehensive income:
Net income	-	479		479
Unrealized gains on securities
available for sale	-	-	63
Tax effect	-	-	(21)

Total other comprehensive income	-	-	42	42

Total comprehensive income	-	-	-	521

Stock option expense	1	-	-	1
Stock options exercised	65	-	-	65
Cash dividends - $.25 per share	-	(183)	-	(183)

Balance March 31, 2007	$10,695	$17,705	$(60)	$28,340

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)

(000’s omitted)

	Three Months Ended March 31,

	2007	2006

Cash flows from operating activities
Net income	$479	$400
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	212	163
Stock option expense	1	6
Provision for loan losses	150	-
Amortization on securities available for sale	3	6
Net gain on disposal of asset	(1)	-
Amortization of mortgage servicing rights	216	211
Origination of mortgage loans held for sale	(7,425)	(10,664)
Proceeds from sales of mortgage loans held for sale	6,952	10,547
Net gain on sale of mortgage loans	(154)	(241)
Net change in:
Deferred loan origination fees	3	4
Accrued interest receivable	(51)	(157)
Other assets	(115)	146
Accrued interest payable	270	322
Other liabilities	244	(317)

Net cash provided by operating activities	784	426

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	3,572	993
Proceeds from disposition of premises and equipment	2	-
Purchase of securities available for sale	(2,505)	-
Net premises and equipment expenditures	(955)	(482)
Net decrease in loans	6,831	3,095
Recoveries on loans charged-off	21	10

Net cash provided by investing activities	6,966	3,616

Cash flows from financing activities
Net change in deposits	11,819	12,552
Net change in short term borrowings	(5,703)	(8,255)
Proceeds from FHLBI advances	-	8,000
Repayments of FHLBI advances	(9,000)	(16,000)
Stock options exercised	65	38
Dividends paid	(255)	(176)

Net cash used in financing activities	(3,074)	(3,841)

Net increase in cash and cash equivalents	4,676	201
Cash and cash equivalents at beginning of period	17,210	11,308

Cash and cash equivalents at end of period	$21,886	$11,509

Transfer from:
Loans to foreclosed real estate	$78	$139
Cash paid for:
Interest	$1,670	$1,234
Income taxes	$100	$400

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

Basis of Financial Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Pavilion Bancorp, Inc. and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Pavilion Mortgage Company and Pavilion Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations and Industry Segments: The Company is a one-bank holding company that conducts limited business activities. The Bank performs the majority of business activities.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, individual retirement accounts, health savings accounts and certificates of deposit. Pavilion Mortgage Company originates personal mortgage loans, and the majority of the mortgage loans originated are sold on the secondary market. Pavilion Financial Services, Inc. owns an interest in a title insurance and mortgage reinsurance agency. While the Company monitors the revenue stream of various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated into one operating segment. The principal markets for the Bank’s financial services are the communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through its offices located in Lenawee and Hillsdale counties in Michigan.

Recent Accounting Pronouncements:

Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Management has elected to continue to value its mortgage servicing rights portfolio using the amortization method.

Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006 and would be recognized with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. Adoption of this interpretation did not have a material effect on the results of operations or financial condition of the Company.

Establishing Standards on Measuring Fair Value
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principals generally accepted within the United States of America, and expands disclosures about fair value measurements. The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

Fair Value Option
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted to choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157 “Fair Value Measurements.” Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s financial condition, results of operations and liquidity.

NOTE 2 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three months ended March 31, 2007 and 2006 (000’s omitted, except anti-dilutive stock options):

	2007	2006

Net income	$479	$400

Average number of common shares outstanding used to calculate basic earnings per share	727	737

Effect of dilutive options	1	1

Average number of common shares outstanding used to calculate diluted earnings per common share	728	738

Number of anti-dilutive stock options excluded from the diluted earnings per share computation	21,215	21,215

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following (000’s omitted):

	March 31, 2007	December 31, 2006

Commercial	$131,354	$133,545
Agricultural	38,095	39,656
Residential mortgage	29,087	30,255
Residential construction	10,444	10,896
Home equity lines of credit	17,885	19,163
Consumer	12,372	12,614

	239,237	246,129
Less: allowance for loan and lease losses	2,852	2,817

Loans receivable, net	$236,385	$243,312

Activity in the allowance for loan losses for the quarters ended March 31, are as follows (000’s omitted):

	2007	2006

Balance at beginning of period	$2,817	$2,683
Charge-offs	(136)	(97)
Recoveries	21	10
Provision for loan losses	150	-

Balance at end of period	$2,852	$2,596

NOTE 4 — STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

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

The total contractual amounts of commercial and standby letters of credit and financial guarantees were $2.5 million and $2.4 million at March 31, 2007 and December 31, 2006, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of March 31, 2007 and for the three month period ended March 31, 2007 and 2006 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

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

Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and deferred tax and tax provision estimates. The Company’s critical accounting policies are described in the financial section of its 2006 Annual Report.

Financial Overview
Total assets decreased by $2.0 million or 0.7% from December 31, 2006 to March 31, 2007. Cash and cash equivalents increased $4.7 million or 27.2% from December 31, 2006 to March 31, 2007. Loans receivable, net of the allowance for loan and lease losses, decreased by $6.9 million or 2.8% from December 31, 2006 to March 31, 2007. Investment securities available for sale decreased $1.0 million or 5.6% from December 31, 2006 to March 31, 2007. Total deposits increased $11.8 million or 5.0% from December 31, 2006 to March 31, 2007. Borrowed funds decreased $14.7 million or 58.4% from December 31, 2006 to March 31, 2007. Consolidated net income for the three months ended March 31, 2007 was $479,000 compared to $400,000 for the same period in 2006. Basic earnings per share (“EPS”) and fully diluted EPS for the three months ended March 31, 2007 were $0.66 per share and $0.66 per share, respectively. For the same period in 2006 basic and fully diluted EPS were $0.54 and $0.54, respectively.

FINANCIAL CONDITION

Investments
Total investments securities available-for-sale decreased $1.0 million or 5.6%, to $16.8 million at March 31, 2007, compared to $17.8 million at December 31, 2006. The decrease in investment securities is attributable to maturities and repayment of the investment principal. Equity investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) remains unchanged at $2.1 million at March 31, 2007 and December 31, 2006. Investment in Federal Reserve Bank (“FRB”) stock also remains unchanged at $630,000 as of March 31, 2007 and December 31, 2006. The Company had no held-to-maturity securities as of March 31, 2007 and December 31, 2006.

Loans
The following table summarizes the Bank’s loan portfolio and loan mix at March 31, 2007 and December 31, 2006:

Consolidated Loans Outstanding

(000’s omitted)	March 31, 2007		December 31, 2006

	Amount	Percent of Loans	Amount	Percent of Loans

Commercial	$131,354	54.9%	$133,545	54.3%
Agricultural	38,095	15.9%	39,656	16.1%
Residential mortgage	29,087	12.1%	30,255	12.3%
Residential construction	10,444	4.4%	10,896	4.4%
Home equity lines of credit	17,885	7.5%	19,163	7.8%
Consumer	12,372	5.2%	12,614	5.1%

Total loans receivable	239,237	100.0%	246,129	100.0%
Less: allowance for loan and lease losses	2,852		2,817

Loans receivable, net	$236,385		$243,312

During the first three months of 2007, loans, net of allowance for loan losses, decreased $6.9 million, or 2.8%. The mix of the loan portfolio continues to remain relatively unchanged from prior periods. The commercial and agricultural loan portfolios decreased by $2.2 million or 1.65% and $1.6 million or 3.9%, respectively. The decrease in these portfolios is due primarily to the seasonal pay downs of lines of credit. Management expects these portfolios to increase in the second quarter of 2007. The residential mortgage loan portfolio decreased by $1.2 million or 3.9% due to increased mortgage rates and the slowing of the real estate market. Residential construction loan portfolio decreased approximately $452,000 or 4.1%, as construction activity reduced during the winter months. Home equity lines of credit decreased approximately $1.3 million, or 6.7%, and consumer loans decreased by $242,000 or 1.9% during the current first quarter of 2007 as repayments outpaced demand for new loans. Management expects increases to these loan portfolios in the second quarter as demand for loans has increased.

Off-Balance Sheet Items
The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at March 31, 2007 and December 31, 2006:

(000’s omitted)	March 31, 2007	December 31, 2006

Commitments to originate or refinance loans	$4,670	$8,416
Unfunded commitments under lines of credit	62,506	57,989
Commercial and standby letters of credit	2,524	2,430

Total	$69,700	$68,835

Outstanding commitments to originate or refinance loans decreased $3.7 million, or 44.5%, to $4.7 million at March 31, 2007 from $8.4 million at December 31, 2006. This decrease in commitments to originate or refinance loans is due primarily to the decreased demand for new loans experienced during the first three months of 2007 as the result of the reduced economic conditions found within the State of Michigan and our market area. Unfunded commitments under lines of credit increased by $4.5 million or 7.8% to $62.5 million from $58.0 million on December 31, 2006. The increase is due to reduced demand for new loans, resulting in fewer draws against outstanding lines of credit during the first three months of 2007. Standby letters of credit have remained relatively stable in the first quarter of 2007. Management does not expect that all commitments will result in funded loans.

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

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans including real estate held for redemption, which is classified within (1) or (2) above dependent upon their respective collateralized position. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Bank’s classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the composition of the Bank’s nonperforming assets by type as of March 31, 2007 and 2006, and December 31, 2006.

(000’s omitted)	March 31, 2007	December 31, 2006	March 31, 2006

Non-accruing loans past due	$2,882	$2,728	$1,043
Loans past due 90 days or more still accruing	627	668	792

Total nonperforming loans	3,509	3,396	1,835
Other real estate	247	169	354

Total nonperforming assets	$3,756	$3,565	$2,189

Nonperforming loans as a percent of total loans	1.47%	1.38%	0.78%
Nonperforming assets as a percent of total assets	1.28%	1.21%	0.77%
Nonperforming loans as a percent of the allowance for loan and lease losses	123.04%	120.55%	70.69%

At March 31, 2007, total nonperforming assets increased by $191,000 or 5.4% from December 31, 2006 and by $1.6 million or 71.6% from March 31, 2006. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Management has taken several steps to ensure that credit risk is monitored and properly reflected in the Bank’s allowance for loan loss. The Bank’s Chief Credit Officer has reviewed each market segment of the loan portfolio separately to insure that no particular segment is experiencing an extra level of risk. Additionally, management engages a third-party loan review consultant to perform an additional review of the portfolio to identify potential credit risk. Loans past due 90 days and still accruing are loans that management considers to be adequately collateralized to support continued accrual of interest. Nonperforming assets as a percentage of total assets have increased to 1.28% at March 31, 2007 from 1.21% and 0.77% at December 31, 2006 and March 31, 2006 respectively. Nonperforming loans as a percentage of the allowance for loan and lease losses increased to 123.04% as of March 31, 2007 compared to 120.55% as of December 31, 2006, and 70.69% on March 31, 2006. As of March 31, 2007 non-performing loans totaling $577,719 and $453,900 are fully guaranteed by the Farm Service Agency and partially guaranteed by the Small Business Association respectively. Management believes that the loans have been adequately reserved for in the allowance for loan and lease losses. When the guaranteed loans are subtracted from the non-performing loan to allowance from loan and lease loss calculation, the percentage declines to 99.70% from 123.04%.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2007 and 2006 follows:

	Three Months Ended March 31,
(000’s omitted)	2007	2006

Balance at beginning of period	$2,817	$2,683
Charge-offs	(136)	(97)
Recoveries	21	10
Provision for loan losses	150	-

Balance at end of period	$2,852	$2,596

The Bank increased its funding of provision for loan losses as of March 31, 2007 by $150,000 over the same period in 2006 based on management’s assessment of current economic conditions and the composition of the loan portfolio. The loan portfolio before the allowance for loan and lease losses has increased by $4.7 million or 2.0% to $239.2 million as of March 31, 2007 compared to $234.5 million outstanding as of March 31, 2006. The level of classified loans has increased by $6.6 million or 46.2% to $20.9 million as of March 31, 2007 up from $14.3 million as of March 31, 2006. The level of overall delinquency within the loan portfolio has increased to 1.7% of outstanding loans as of March 31, 2007 compared to 1.2% of outstanding loans as of March 31, 2006. Management believes that the level of allowance is appropriate given the current composition of the loan portfolio and the economic factors inherent in the local economy.

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

Deposits and Borrowed Funds
Total deposits increased $11.8 million or 5.0% during the quarter to $247.8 million at March 31, 2007 from $235.9 million at December 31, 2006. Noninterest-bearing deposits decreased $2.3 million, or 5.1% to $43.9 million atMarch 31, 2007 from $46.3 million at December 31, 2006. Interest-bearing deposits increased $14.1 million, or 7.5% to $203.8 million at March 31, 2007 from $189.6 million at December 31, 2006. This increase is primarily the result of an increase in certificates of deposit (“CD’s”) with balances of $100,000 and greater, which increased $13.1 million, or 17.9% to $86.3 million at March 31, 2007 from $73.2 million at December 31, 2006. The increase in CD’s is attributable to a greater amount of local municipal deposits obtained through a competitive bidding process. Certificates of deposit with balances under $100,000 increased $3.2 million, or 7.4%, to $46.4 million at March 31, 2007 from $43.2 million at December 31, 2006. Other interest-bearing deposits, including savings and NOW accounts, decreased $2.1 million, or 2.9% to $71.1 million at March 31, 2007 from $73.2 million at December 31, 2006.

Borrowed funds decreased by $14.7 million, or 58.3%, to $10.5 million at March 31, 2007 from $25.2 million at December 31, 2006. The decrease in borrowed funds is due to the repayment of an FHLBI advance of $9.0 million and $6.6 million in Federal funds purchased at December 31, 2006. The repayments were made from the Bank’s general cash reserves with no additional borrowings required. These reductions were offset by an increase of $897,000 to daily repurchase agreements with customers from the December 31, 2006 balance of $2.7 million to $3.6 million on March 31, 2007.

Capital
During the first quarter of 2007, equity capital increased by $404,000, reflecting current quarter earnings and the exercise of stock options, reduced by a first quarter dividend of $.25 per share. The number of outstanding shares at March 31, 2007 of 727,852 represents an increase of 2,646 shares from the shares outstanding at December 31, 2006 due to the exercise of stock options. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities.

Results of Operations

Net Income
Net income for the three months ended March 31, 2007 increased $79,000, or 19.8% to $479,000 compared to $400,000 for the same period in 2006. Basic earnings per share (“EPS”) for the three months ended March 31, 2007 were $0.66 compared to $0.54 for the same period in 2006. Diluted EPS for the three months ended March 31, 2007 were $0.66 compared to $0.54 for the same period in 2006. The increase in earnings per share is due to the increase in net income combined with a decrease in the average number of shares outstanding. The average number of outstanding shares decreased as a result of share repurchases that occurred during the fourth quarter of 2006.

The increase in income is primarily the result of a decrease in noninterest expense for the three month period ended March 31, 2007 from the three month period ended March 31, 2006.

Net Interest Margin
The following table shows the year to date daily average balances for interest-earning assets and interest-bearing liabilities, interest earned or paid, and the annualized effective rate or yield, for the three month periods ended March 31, 2007 and 2006.

	2007			2006
(000’s omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$239,146	$4,558	7.7%	$232,540	$4,144	7.2%
Securities available for sale (3)	18,181	162	3.6%	25,138	210	3.4%
Federal funds sold	12,448	162	5.3%	7,076	82	4.7%
Equity securities (2)	2,683	36	5.4%	3,425	41	4.9%
Interest-earning balances with other financial
institutions	168	2	4.8%	596	3	2.0%

Total interest-earning assets	272,626	4,920	7.32%	268,775	4,480	6.76%
Noninterest-earning assets:
Cash and due from financial institutions	8,840			9,005
Premises and equipment, net	8,644			6,321
Other assets	5,435			4,317

Total assets	$295,545			$288,418

Interest-bearing liabilities:
Interest-bearing demand deposits	$49,801	233	1.9%	$47,667	195	1.7%
Savings deposits	25,968	25	0.4%	29,452	25	0.4%
Time deposits	124,870	1,501	4.9%	98,952	923	3.8%
Subordinated debentures	-	-	-	5,000	105	8.5%
Other borrowings	17,913	181	4.1%	31,624	308	4.0%

Total interest-bearing liabilities	218,552	1,940	3.60%	212,695	1,556	2.97%
Demand deposits	43,182			42,710
Other liabilities	5,911			6,220

Total liabilities	267,645			261,625
Shareholders' equity	27,900			26,793

Total liabilities and shareholders' equity	$295,545			$288,418

Net interest income		$2,980			$2,924

Interest rate spread (4)			3.72%			3.79%

Net interest margin (5)			4.43%			4.41%

Ratio of interest-earning assets
to interest-bearing liabilities	1.25			1.26

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes FHLBI stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets increased for the quarter ended March 31, 2007 to 7.32% from 6.76% as compared to the same period in the prior year. This increase is due to increases in the prime lending rate over the last 12 months and the replacement of lower yield securities with higher yielding loans. The yield earned on loans receivable increased to 7.73% for the first quarter of 2007 compared to 7.23% for the same period in 2006. The cost of funds on interest-bearing liabilities increased to 3.60% from 2.97% for the quarter ended March 31, 2007 as compared to the same period during the prior year due to the increasing deposits in higher yielding time deposit products, especially the greater than $100,000 CD category, which has increased by $13.1 million since December 31, 2006. Management will continue its efforts towards attracting lower cost core deposits.

Noninterest Income
Total noninterest income decreased $21,000, or 3.0%, to $686,000 for the quarter ended March 31, 2007 compared to $707,000 for the same period in 2006. Service charges and fees on deposit accounts increased $76,000 or 17.6%, to $507,000 for the three months ended March 31, 2007 compared to $431,000 for the same period in 2006. The increase in service fee income can be partially attributed to increased merchant credit card activity and a fee increase for bank services that became effective as of February 1, 2007. Net gains on sale of loans decreased 36.1% or $87,000 to $154,000 in the first quarter of 2007 compared to $241,000 for the same period in 2006. Mortgage loan sales decreased approximately 34.3% in 2007 to $6.9 million for the first quarter compared to $10.5 million for the same period in 2006. The decrease in mortgage loan activity can be attributed to increased interest rates and a slowing real estate market. Loan servicing fees, net of amortization, decreased $14,000, or 41.2%, to $20,000 for the three months ended March 31, 2007 compared to $34,000 for the same period in 2006. This decrease is due to increased levels of amortization of the Company’s mortgage servicing rights due to loan repayments and loan payoffs without the offsetting sale of new mortgage notes on the secondary market.

Noninterest Expense
Noninterest expense decreased by approximately $272,000 or 8.9% to $2.8 million for the three months ended March 31, 2007, compared to $3.1 million for the same period in 2006. Compensation and employee benefits expense decreased $282,000, or 15.0%, to $1.6 million for the three months ended March 31, 2007 compared to $1.9 million for the same period in 2006. The decrease reflects the savings realized from a reduction-in-force that occurred at the end of first quarter 2006. Occupancy and equipment costs increased by $77,000 or 21.3% to 438,000 as compared with $361,000 for the same period in 2006. The increase is primarily associated with the opening of the Hillsdale branch in January 2007. Fees for professional services decreased approximately $48,000 or 36.1% to $85,000 in the first quarter of 2007 compared to $133,000 for the same period in 2006. The decrease is partly due to management’s reduced use of third-party consultants. Marketing expense decreased by $13,000, or 24.1%, for the three months ended March 31, 2007 to $41,000 compared to $54,000 for the same period in 2006. Other operating expenses increased approximately $62,000, or 50.8%, for the three months ended March 31, 2007 to $184,000 compared to $122,000 for the same period in 2006. The increase in other operating expense resulted from an increase in the accrual for Michigan single business tax, ATM and DDA account expenses, donations, and insurance deductible. Additionally, the Bank invested approximately $7,000 more in employee education and travel expenses during the first quarter of 2007 over the first quarter of 2006.

Federal Income Tax Expense
The provision for federal income tax increased $78,000 or 46.2%, to $247,000 for the three months ended March 31, 2007 compared to $169,000 for the same period in 2006. The increase in the federal income tax provision is attributed to the increased level of earnings and a reduced investment in tax-exempt securities, loans and leases.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and short-term investments totaled $21.9 million and securities classified as available for sale totaled $16.8 million. However, available-for-sale securities with a market value of $10.0 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of approximately $91,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations without the sale of securities.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLBI advances. The Bank experienced a net increase in total deposits of $11.8 million for the three months ended March 31, 2007. Deposit flows are affected by the overall level of interest rates, products offered by the Bank and its local competitors as well as other factors.

The Bank’s borrowed funds position decreased during the first quarter of 2007 from $25.2 million at December 31, 2006 to $10.5 million as of March 31, 2007. As of March 31, 2007, the Bank had the ability to borrow a total of $15.0 million from the FHLBI based upon the amount of collateral pledged, of which $1.9 million was outstanding at that date. In addition to the FHLBI, the Bank had available borrowings on a line-of-credit of $12.5 million from a correspondent bank, which was not drawn against as of March 31, 2007. The Bank also had outstanding advances on repurchase agreements totaling $8.6 million at March 31, 2007, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

At March 31, 2007, the Bank had outstanding commitments to fund loans of $4.7 million, of which $3.4 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in prior reporting periods, have been funded through liquidity and through FHLBI borrowings. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At March 31, 2007 and December 31, 2006, the Bank exceeded all regulatory minimum capital requirements. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2007
Total Capital (to risk weighted assets)
Bank of Lenawee	$33.1	12.9%	$20.6	>=8.0%	$25.8	>=10.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$30.3	11.8%	$10.3	>=4.0%	$15.5	>=6.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$30.3	10.3%	$11.8	>=4.0%	$14.8	>=5.0%

December 31, 2006
Total Capital (to risk weighted assets)
Bank of Lenawee	$32.7	12.5%	$20.9	>=8.0%	$26.1	>=10.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$29.9	11.4%	$10.5	>=4.0%	$15.7	>=6.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$29.9	10.4%	$11.5	>=4.0%	$14.4	>=5.0%

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

The Company has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2006, which information can be located in the Company’s annual report on Form 10-K.

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

ITEM 1A — RISK FACTORS
There have been no material changes in the risk factors applicable to the Company from those disclosed in its annual report on Form 10-K for the year ended December 31, 2006.

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

Date: May 15, 2007 ———————— Date: May 15, 2007 ————————	Pavilion Bancorp, Inc.

/s/ Richard J. DeVries
——————————————
Richard J. DeVries
President and Chief Executive Officer

/s/ Mark D. Wolfe
——————————————
Mark D. Wolfe
Senior Vice President of Finance and Chief Financial Officer

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