Form 10-Q
period 2007-06-30
PAVILION BANCORP INC
filed 2007-08-14
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes [__]       No [ X ]

As of August 13, 2007 there were 725,957 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of June 30, 2007, and the related condensed consolidated statements of income, changes in shareholders’ equity, and cash flows for the three and six month periods ended June 30, 2007 and 2006, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	June 30, 2007	December 31, 2006

	(unaudited)

ASSETS
Cash and due from banks	$12,547	$17,210
Federal funds sold	-	-

Total cash and cash equivalents	12,547	17,210

Securities available for sale	17,320	17,828
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,053	2,053
Federal Reserve Bank stock	630	630
Loans held for sale	470	377
Loans receivable, net of allowance for loan and lease losses	242,597	243,312
Premises and equipment, net	10,270	8,175
Accrued interest receivable	1,986	1,930
Mortgage servicing rights	2,347	2,558
Other assets	980	950

Total assets	$291,200	$295,023

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$44,867	$46,291
Interest bearing	186,935	189,653

Total deposits	231,802	235,944

Federal funds purchased	9,989	6,601
Repurchase agreements	2,376	7,700
Federal Home Loan Bank advances	12,657	10,885
Accrued interest payable	722	851
Other liabilities	2,122	2,341
Common stock in ESOP subject to repurchase obligation	2,716	2,765

Total liabilities	262,384	267,087

Shareholders' equity
Common stock and paid-in capital, no par value: shares
issued and and outstanding: 725,935 at June 30, 2007;
725,206 at December 31, 2006	10,637	10,629
Retained earnings	18,233	17,409
Accumulated other comprehensive loss	(54)	(102)

Total shareholders' equity	28,816	27,936

Total liabilities and shareholders' equity	$291,200	$295,023

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000’s omitted, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Interest and dividend income
Loans receivable, including fees	$4,676	$4,312	$9,234	$8,456
Debt securities:
Taxable	155	179	294	365
Tax - exempt	19	25	42	49
Dividend income	31	48	67	89
Federal funds sold and other	40	56	204	141

Total interest and dividend income	4,921	4,620	9,841	9,100

Interest expense
Deposits	1,668	1,303	3,427	2,446
Subordinated debentures	-	109	-	214
Other borrowed funds	173	249	354	557

Total interest expense	1,841	1,661	3,781	3,217

Net interest income	3,080	2,959	6,060	5,883

Provision for loan losses	143	105	293	105

Net interest income after provision for loan losses	2,937	2,854	5,767	5,778

Noninterest income
Service charges and fees	563	544	1,070	975
Net gain on sale of loans	227	322	381	563
Loan servicing fees, net of amortization	28	20	48	54
Other income (loss)	38	(40)	43	(39)

	856	846	1,542	1,553
Noninterest expense
Compensation and employee benefits	1,549	1,574	3,151	3,458
Occupancy and equipment	445	364	883	725
Professional services	72	140	157	273
Marketing	55	36	96	90
Outside service fees	279	265	542	550
Postage and delivery services	65	71	126	152
Director and shareholders	53	47	85	110
Loan and collection	70	68	154	147
State taxes	42	23	112	55
Other	119	100	233	190

	2,749	2,688	5,539	5,750

Income before income taxes	1,044	1,012	1,770	1,581
Income taxes	328	317	575	486

Net income	$716	$695	$1,195	$1,095

Net earnings per share
Basic	$0.98	$0.95	$1.64	$1.49

Diluted	$0.98	$0.94	$1.64	$1.48

Dividends per share	$0.26	$0.24	$0.51	$0.48

See accompanying notes to condensed consolidated financial statements

PAVILION BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended June 30, 2006 and 2007

(000’s omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2006	$10,724	$15,963	$(303)	$26,384
Comprehensive income:
Net income	-	1,095	-	1,095
Unrealized gain on securities
available for sale	-	-	24
Tax effect	-	-	(8)

Total other comprehensive loss	-	-	16	16

Total comprehensive income	-	-		1,111

Change in common stock subject to repurchase	(87)	-	-	(87)
Stock option expense	11	-	-	11
Stock options exercised	38	-	-	38
Cash dividends - $.48 per share	-	(353)	-	(353)

Balance June 30, 2006	$10,686	$16,705	$(287)	$27,104

Balance January 1, 2007	$10,629	$17,409	$(102)	$27,936
Comprehensive income:
Net income	-	1,195	-	1,195
Unrealized gain on securities
available for sale	-	-	72
Tax effect	-	-	(24)

Total other comprehensive income	-	-	48	48

Total comprehensive income	-	-		1,243

Change in common stock subject to repurchase	(79)	-	-	(79)
Stock option expense	5	-	-	5
Stock options exercised	82	-	-	82
Cash dividends - $.51 per share	-	(371)	-	(371)

Balance June 30, 2007	$10,637	$18,233	$(54)	$28,816

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)
(000’s omitted)

	Six months ended June 30,

	2007	2006

Cash Flows from operating activities
Net income	$1,195	$1,095
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	439	335
Stock option expense	5	11
Provision for loan losses	293	105
Amortization on securities available for sale	8	12
Gain on disposal of assets	(8)	-
Loss on sales of securities available for sale	-	9
Amortization of mortgage servicing rights	421	427
Origination of mortgage loans held for sale	(17,315)	(24,122)
Proceeds from sales of mortgage loans held for sale	17,393	24,945
Net gains on sale of mortgage loans	(381)	(563)
Net change in:
Deferred loan origination fees	6	(19)
Accrued interest receivable	(56)	(109)
Other assets	(108)	41
Accrued interest payable	(129)	2
Other liabilities	(179)	36

Net cash provided by operating activities	1,584	2,205

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	4,078	1,266
Sales of securities available for sale	-	990
Purchases	(3,505)	(996)
Purchase of Federal Home Loan Bank stock	-	-
Proceeds from the disposition of premises and equipment	7	-
Net premises and equipment expenditures	(2,533)	(763)
Net decrease (increase) in loans	470	(6,074)
Recoveries on loans charged-off	24	45

Net cash used in investing activities	(1,459)	(5,532)

Cash flows from financing activities
Net change in deposits	(4,142)	21,741
Net change in short term borrowings	(1,936)	(9,358)
Proceeds from Federal Home Loan Bank advances	22,000	17,700
Repayments of Federal Home Loan Bank advances	(20,228)	(16,216)
Net Change in Common Stock ESOP	(127)	-
Stock options exercised	82	38
Dividends paid	(437)	(353)

Net cash (used in) provided by financing activities	(4,788)	13,552

Net (decrease) increase in cash and cash equivalents	(4,663)	10,225
Cash and cash equivalents at beginning of period	17,210	11,308

Cash and cash equivalents at end of period	$12,547	$21,533

Transfer from:
Loans to foreclosed real estate	$78	$139
Cash paid for:
Interest	$3,910	$3,215
Income taxes	$585	$385

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Pavilion Mortgage Company and Pavilion Financial Services, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

NOTE 2 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three and six months ended June 30, 2007 and 2006 (000’s omitted, except antidilutive stock options):

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

Net income	$716	$695	$1,195	$1,095

Average number of common shares outstanding used to calculate basic earnings per share	728	737	727	737

Effect of dilutive options	1	1	1	1

Average number of common shares outstanding used to calculate diluted earnings per common share	729	738	728	738

Number of antidilutive stock options excluded from the diluted earnings per share computation	21,215	21,215	21,215	21,215

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following (000’s omitted):

	June 30, 2007	December 31, 2006

Commercial	$133,119	$133,545
Agricultural	44,023	39,656
Residential mortgage	28,228	30,255
Residential construction	10,381	10,896
Home equity lines of credit	17,556	19,163
Consumer	12,257	12,614

	245,564	246,129
Less: allowance for loan and lease losses	(2,967)	(2,817)

Loans receivable, net	$242,597	$243,312

Activity in the allowance for loan and lease losses for the three and six months ended June 30, are as follows (000’s omitted):

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

Balance at beginning of period	$2,852	$2,596	$2,817	$2,683
Charge-offs	(31)	(42)	(167)	(139)
Recoveries	3	35	24	45
Provision for loan losses	143	105	293	105

Balance at end of period	$2,967	$2,694	$2,967	$2,694

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

The total contractual amounts of commercial and standby letters of credit and financial guarantees were $2.9 million and $2.4 million at June 30, 2007 and December 31, 2006, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

•	changes in interest rates and interest rate relationships;
•	demand for products and services;
•	the degree of competition by traditional and non-traditional competitors;
•	strategic decisions, such as decisions related to the opening of a new branch office;
•	changes in banking regulations;
•	changes in tax laws;
•	changes in prices, levies and assessments;
•	the impact of technology, governmental and regulatory policy changes;
•	the outcome of pending and future litigation and contingencies;
•	trends in customer behavior as well as their ability to repay loans; and
•	changes in the national and local economies and, in particular, the Southeast Michigan real estate market.

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

Financial Overview
Total assets decreased by $3.8 million or 1.3% from December 31, 2006 to June 30, 2007. Cash and cash equivalents decreased by $4.7 million or 27.1%. Loans receivable, net of the allowance for loan and lease losses, decreased by $715,000 or 0.3% from December 31, 2006 to June 30, 2007. Investment securities available for sale decreased $508,000 or 2.8% from December 31, 2006 to June 30, 2007. Total deposits decreased by $4.1 million or 1.8% from December 31, 2006 to June 30, 2007. Borrowed funds decreased $164,000 or 0.7%. Basic earnings per share (“EPS”) for the three and six months ended June 30, 2007 were $0.98 per share and $1.64 per share, respectively. For the same periods in 2006 basic EPS was $0.95 and $1.49, respectively. Fully diluted EPS for the three and six months ended June 30, 2007 were $0.98 per share and $1.64 per share, respectively. For the same periods in 2006 fully diluted EPS were $0.94 and $1.48 per share, respectively.

FINANCIAL CONDITION

Investments
Total investments securities available-for-sale decreased $508,000 or 2.8% to $17.3 million at June 30, 2007, compared to $17.8 million at December 31, 2006. The decrease in investment securities is primarily attributable to maturities and repayments during the first half of 2007. Equity investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) remained unchanged at $2.1 million at June 30, 2007 and December 31, 2006. Investment in Federal Reserve Bank (“FRB”) stock also remained unchanged at $630,000 as of June 30, 2007 and December 31, 2006. The Company had no held-to-maturity securities as of June 30, 2007 and December 31, 2006.

Loans
The following table summarizes the Bank’s loan portfolio and loan mix at June 30, 2007 and December 31, 2006:

Consolidated Loans Outstanding
(000’s omitted)	June 30, 2007		December 31, 2006

	Amount	Percent of Loans	Amount	Percent of Loans

Commercial	$133,119	54.2%	$133,545	54.3%
Agricultural	44,023	17.9%	39,656	16.1%
Residential mortgage	28,228	11.5%	30,255	12.3%
Residential construction	10,381	4.2%	10,896	4.4%
Home equity lines of credit	17,556	7.2%	19,163	7.8%
Consumer	12,257	5.0%	12,614	5.1%

Total loans receivable	245,564	100.0%	246,129	100.0%
Less: allowance for loan and lease losses	(2,967)		(2,817)

Loans receivable, net	$242,597		$243,312

During the first six months of 2007, loans, net of allowance for loan and lease losses, decreased $715,000, or 0.3%. The mix of the loan portfolio continues to remain relatively unchanged from the prior year. The commercial portfolio decreased by $426,000 or 0.3% and the agriculture portfolio increased by $4.4 million or 11.0% from December 31, 2006 to June 2007. The increase in the agricultural portfolio is consistent with the increasing demand for beans and corn by the ethanol and bio-diesel producers within the Bank's market area. The residential mortgage loan portfolio decreased by $2.0 million or 6.7% due to decreasing loan demand as a result of increasing rates and the slowing of the real estate market within the Bank’s areas of operation. The residential construction loan portfolio decreased approximately $515,000, or 4.7%, as some of the more recent loans have not fully drawn and reduced building activity. Home equity lines of credit decreased approximately $1.6 million, or 8.4%, as customers look to move from variable rate home equity lines to more fixed rate mortgage products. Consumer loans decreased slightly in the first six months of 2007 as well, as repayments outpaced demand for new loans.

Off-Balance Sheet Items
The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at June 30, 2007 and December 31, 2006:

(000’s omitted)	June 30, 2007	December 31, 2006

Loan Category:
Commitments to originate or refinance loans	$10,046	$8,416
Unfunded commitments under lines of credit	56,721	57,989
Commercial and standby letters of credit	2,885	2,430

Total	$69,652	$68,835

Outstanding commitments to originate or refinance loans increased $1.6 million, or 19.4%, to $10.0 million at June 30, 2007 from $8.4 million at December 31, 2006. This increase in commitments to originate or refinance loans is due primarily to continued business development activities. Unfunded commitments under lines of credit decreased $1.3 million or 2.2% to $56.7 million as of June 30, 2007 from $58.0 million at December 31, 2006. This decrease is primarily due to increased draw activity on existing lines of credit, which has reduced the amount available for draw. Commercial and standby letters of credit have increased $455,000 in the first six months of 2007.

Credit Quality
The Bank continues to monitor the asset quality of the loan portfolio utilizing its Chief Credit Officer who, combined with external loan review specialists, periodically submits reports to the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and to the Board of Directors regarding the credit quality of the loan portfolio. This review is independent of the loan approval process. Also, management continues to monitor delinquencies, nonperforming assets and potential problem loans to assess the continued quality of the Bank’s loan portfolios.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above) and (3) other nonperforming loans including real estate held for redemption, which is classified within (1) or (2) above dependent upon the respective collateralized position. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Bank’s classifications of nonperforming loans are generally consistent with loans identified as impaired. Management believes that the non performing loans are either adequately secured by collateral or that an appropriate reserve amount has been established to offset potential losses.

The chart below shows the composition of the Bank’s nonperforming assets by type as of June 30, 2007 and 2006, and December 31, 2006.

(000’s omitted)	June 30, 2007	December 31, 2006	June 30, 2006

Non-accruing loans past due	$3,428	$2,728	$2,021
Loans past due 90 days or more still accruing	392	668	672

Total nonperforming loans	3,820	3,396	2,693
Other real estate	150	169	235

Total nonperforming assets	$3,970	$3,565	$2,928

Nonperforming loans as a percent of total loans	1.56%	1.38%	1.11%
Nonperforming assets as a percent of total assets	1.36%	1.21%	0.97%
Nonperforming loans as a percent of the allowance for loan and lease losses	128.75%	120.55%	99.96%

At June 30, 2007, total nonperforming loans increased by $424,000 or 12.5% from December 31, 2006. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Non-accruing loans increased $700,000 to $3.4 million as of June 30, 2007 up from $2.7 million as of December 31, 2006. The increase was primarily in residential real estate loans. Loans past due 90 days and still accruing are loans that management considers to be adequately collateralized to support continued accrual of interest. Nonperforming assets as a percentage of total assets have increased to 1.36% at June 30, 2007 compared to 1.21% at December 31, 2006. The increase relates primarily to the increase in non-accruing loans discussed above. Nonperforming loans as a percentage of the allowance for loan and lease losses increased to 128.75% as of June 30, 2007 compared to 120.55% and 99.96% as of December 31, 2006 and June 30, 2006, respectively. As discussed above, the increase in nonperforming loans is primarily in residential real estate loans. Approximately $578,000 of the nonperforming loans at June 30, 2007 represent agricultural loans that are fully guaranteed by the Farm Service Agency. An additional $315,000 of the non-performing loans is partially guaranteed (75%) by the Small Business Association. Management believes that the non performing loans are either adequately secured by collateral or that an appropriate reserve amount has been established to offset potential losses.

The activity in the allowance for loan and lease losses for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 is presented in the following table:

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

Beginning balance	$2,852	$2,596	$2,617	$2,683
Loan charge-offs	(31)	(42)	(167)	(139)
Loan recoveries	3	35	24	45

Net loan charge-offs	(28)	(7)	(143)	(94)
Provision for loan losses	143	105	293	105

Ending balance	$2,967	$2,694	$2,697	$2,694

Net charge-off rate	0.05%	0.01%	0.12%	0.08%

The Bank increased its funding of provision for loan losses during the first half of 2007 over the same period in 2006 based on management’s assessment of the overall credit quality of the loan portfolio and the adequacy of the loan loss reserve. The total loan portfolio increased to $245.6 million as of June 30, 2007 compared to $243.7 million outstanding as of June 30, 2006. Management is continuing to monitor credits with the increase in the level of non-performing loans. Management discusses problem credits in periodic loan committee meetings. Problem credits are also monitored by the Board of Directors during monthly reviews of the Bank’s Watch List. Management is actively calling on past due loans before the loans reach 30 days past due. Management is also proactively calling on troubled industry clients, including construction contractors, manufacturing clients, etc.

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

Deposits and Borrowed Funds
Total deposits decreased $4.1 million or 12.1% during the first six months to $231.8 million at June 30, 2007 from $235.9 million at December 31, 2006. Noninterest-bearing deposits decreased $1.4 million, or 3.1% to $44.9 million at June 30, 2007 from $46.3 million at December 31, 2006. Interest-bearing deposits decreased $2.7 million, or 1.4% to $186.9 million at June 30, 2007 from $189.7 million at December 31, 2006. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater (Jumbo CD’s) decreased $1.1 million, or 2.9% to $71.1 million at June 30, 2007 from $72.2 million at December 31, 2006. The decrease in Jumbo CD’s is attributable to a the Bank’s reduced reliance on brokered deposits and public funds for providing its financing. Certificates of Deposit with balances under $100,000 increased $3.4 million, or 7.8% to $46.6 million at June 30, 2007 from $43.2 million at December 31, 2006. This increase is the result of business development efforts within the local communities and the Bank’s expansion into Hillsdale County during the first half of 2007. Other interest-bearing deposits, including savings and NOW accounts, decreased $4.0 million, or 5.5% to $69.2 million at June 30, 2007 from $73.2 million at December 31, 2006.

Borrowed funds decreased by $163,000, or 1% to $25.0 million at June 30, 2007 from $25.2 million at December 31, 2006. Management elected to not renew a $5.0 million repurchase agreement with CitiGroup that matured in June 2007. The funding was replaced with an FHLBI loan.

Capital
During the first half of 2007, equity capital increased by $880,000, reflecting current year earnings as well as the exercise of stock options. The number of outstanding shares at December 31, 2006 of 725,206 increased to 725,935 at June 30, 2007, as a result of exercise of stock options by the Bank’s Directors. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities.

Results of Operations

Net Income
Net income for the three months ended June 30, 2007 increased $21,000, or 3.0% to $716,000 compared to $695,000 for the same period in 2006. Basic earnings per share (“EPS”) attributable to continuing operations for the three months ended June 30, 2007 were $0.98 compared to $0.95 for the same period in 2006. Diluted EPS for the three months ended June 30, 2007 were $0.98 compared to $0.94 for the same period in 2006.

Net income for the six months ended June 30, 2007 increased $100,000, or 9.31% to $1.2 million compared to $1.1 million for the same period in 2006. Basic earnings per share (“EPS”) attributable to continuing operations for the six months ended June 30, 2007 were $1.64 compared to $1.49 for the same period in 2006. Diluted EPS for the six months ended June 30, 2007 were $1.64 compared to $1.48 for the same period in 2006.

Net Interest Margin
Following are the net interest margin calculations for the three and six months ended June 30, 2007 and 2006:

	Three months ended
	June 30, 2007			June 30, 2006

(000’s omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$239,845	$4,676	7.82%	$236,185	$4,312	7.32%
Securities available for sale (3)	17,436	173	3.98%	24,263	204	3.37%
Federal funds sold	3,019	39	5.18%	4,249	53	5.00%
Equity securities (2)	2,683	32	4.78%	3,425	48	5.62%
Interest-earning balances with other financial institutions	98	1	4.09%	200	3	6.02%

Total interest-earning assets	263,081	4,921	7.50%	268,322	4,620	6.91%
Noninterest-earning assets:
Cash and due from financial institutions	7,766			9,851
Premises and equipment, net	9,734			6,553
Other assets	5,285			5,692

Total assets	$285,866			$290,418

Interest-bearing liabilities:
Interest-bearing demand deposits	$43,744	192	1.76%	$45,587	207	1.82%
Savings deposits	26,305	26	0.40%	28,921	26	0.36%
Time deposits	118,549	1,450	4.91%	105,917	1,070	4.05%
Subordinated debentures	-	-	-	5,000	109	8.74%
Other borrowings	16,289	173	4.26%	25,613	249	3.90%

Total int.-bearing liabilities	204,887	1,841	3.60%	211,038	1,661	3.16%
Demand deposits	46,631			46,373
Other liabilities	5,789			6,154

Total liabilities	257,307			263,565
Shareholders' equity	28,559			26,853

Total liabilities and shareholders' equity	$285,866			$290,418

Net interest income		$3,080			$2,959

Interest rate spread (4)			3.90%			3.75%

Net interest margin (5)			4.70%			4.42%

Ratio of interest-earning assets
to interest-bearing liabilities	1.28			1.27

	Six months ended
	June 30, 2007			June 30, 2006

(000’s omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$239,497	$9,234	7.78%	$234,373	$8,456	7.28%
Securities available for sale (3)	17,807	336	3.81%	24,698	414	3.38%
Federal funds sold	7,708	201	5.26%	5,655	135	4.81%
Equity securities (2)	2,683	67	5.04%	3,425	89	5.24%
Interest-earning balances with other financial institutions	118	3	5.13%	228	6	5.31%

Total interest-earning assets	267,813	9,841	7.41%	268,379	9,100	6.84%
Noninterest-earning assets:
Cash and due from financial institutions	8,343			9,433
Premises and equipment, net	9,192			6,438
Other assets	5,359			5,792

Total assets	$290,707			$290,042

Interest-bearing liabilities:
Interest-bearing demand deposits	$46,756	425	1.83%	$46,621	402	1.74%
Savings deposits	26,137	51	0.39%	29,185	51	0.35%
Time deposits	121,692	2,951	4.89%	102,454	1,993	3.92%
Subordinated debentures	-	-	-	5,000	214	8.63%
Other borrowings	17,097	354	4.18%	28,602	557	3.93%

Total int.-bearing liabilities	211,682	3,781	3.60%	211,862	3,217	3.06%
D emand deposits	44,916			45,579
Other liabilities	5,850			5,691

Total liabilities	262,448			263,132
Shareholders' equity	28,259			26,910

Total liabilities and shareholders' equity	$290,707			$290,042

Net interest income		$6,060			$5,883

Interest rate spread (4)			3.81%			3.78%

Net interest margin (5)			4.56%			4.42%

Ratio of interest-earning assets
to interest-bearing liabilities	1.27			1.27

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets increased for the quarter ended June 30, 2007 to 7.50% from 6.91% as compared to the same period in the prior year. Much of the increase was due to increases in the yield in the loan portfolio with the prime rate changes within the last twelve months. The yield on loans receivable increased to 7.82% for the three months ended June 30, 2007 from 7.32% for the same period in 2006. The commercial lending portfolio had the greatest increase in yield as it is largely a variable rate portfolio followed by the consumer loan portfolio which is also largely comprised of variable rate loans. The yield for the mortgage portfolio increased as well for the three months ended June 30, 2007 when compared to the same period in 2006.

The Company’s interest rate spread increased for the three months ended June 30, 2007 to 3.90% from 3.75% for the same period in 2006. This increase is due to the increase in yield on earning assets outpacing the increase on rates paid on interest-bearing liabilities. Rate increases within the deposit categories were driven by increases in short-term interest rates as well as competition within the local market to maintain and attract customers. The Company benefited from repayment of the subordinated debentures in December 2006, which had a weighted rate of 8.74% for the second quarter of 2006.

The yield on interest-earning assets increased for the six months ended June 30, 2007 to 7.41% from 6.84% for the same period in 2006. The increase primarily was in the yield on loans receivable which increased to 7.78% for the six months ended June 30, 2007 from 7.28% for the same period in 2006. As indicated above, much of this increase was due to the increases to the prime lending rate within the last twelve months.

The Company’s interest rate spread increased for the six months ended June 30, 2007 to 3.81% from 3.78% for the same period in 2006. As discussed above, this increase is due primarily to the increase in yield on earning assets outpacing the increase on the rates paid on interest-bearing liabilities.

Noninterest Income
Total non-interest income increased $10,000 or 1.2% to $856,000 for the three months ended June 30, 2007 compared to $846,000 for the same period in 2006. Service charges and fees increased $19,000 with the increase in income related to merchant services. Net gains on sale of loans decreased by $95,000 or 29.5% to $227,000 from $322,000 for the same period in 2006, which was consistent with a decrease in mortgage loan sales. Loan servicing fees, net of amortization, increased $8,000 due to lower levels of amortization of the servicing asset in the second quarter of 2007 due in part to management’s decision to increase the amortization time frame for 30-year mortgage servicing right assets to eight years from seven years in June 2007. The decision was based upon an independent valuation of the Bank’s mortgage servicing right assets that indicated that the amortization speed for the 30 year assets was outpacing repayment and payoff speeds. Other income for the three months ended June 30, 2007 was $38,000, which is primarily comprised of a $32,000 gain on sale of a property that was previously held as other real estate by the Bank.

For the six months ended June 30, 2007, total non-interest income declined 0.7% to $1.54 million, compared to $1.55 million for the same period in 2006. The most significant decrease was in the net gains on sale of loans, which decreased 32.33% or $182,000 due to a reduction in mortgage volume. Mortgage loan production has been reduced due to the continued rise in rates for the mortgage loan products in 2007 and a slowing of the local real estate market. Loan servicing fees, net of amortization decreased $6,000 for the first half of the year due to increased levels of amortization of the mortgage servicing asset in the first quarter of 2007 compared to the first quarter of 2006. Service charges and fees increased $95,000 for the first half of 2007 compared to the same period in 2006 with the increase in income from merchant services. Other income for the six months ended June 30, 2007 was $43,000, which is primarily comprised of a $32,000 gain on sale of a property that was previously held as other real estate by the Bank.

Noninterest Expense
For the three months ended June 30, 2007, total non-interest expense increased $61,000 or 2.3% to $2.75 million from $2.68 million for the same period in 2006. The most significant increase was in occupancy and equipment expense, which increased $81,000 or 22.3% to $445,000 from $364,000 for the same period in 2006. The increase is primarily due to costs associated with the opening of new branches in Hillsdale, Michigan during the first quarter of 2007 and Tecumseh, Michigan during the second quarter of 2007 Compensation and employee benefits expense for the three months ended June 30, 2007 decreased by $25,000 or 1.6% to $1.5 million compared to $1.6 million for the same period in 2006. The reduction can be primarily attributed to increased efficiencies that have allowed management to elect to not fill some open positions. Professional services expense decreased by $68,000 or 48.6 % to $72,000 down from $140,000 for the same period in 2006. The decrease is the result of the decision to bring the Sarbanes-Oxley compliance project in-house and the reduced reliance on outside consultants by management. Marketing expense increased by $19,000 or 52.8% during the three months ended June 30, 2007 to $55,000 from $36,000 for the same period in 2006. The increase can be attributed to additional marketing efforts necessitated by the opening of the new branches previously mentioned. State taxes increased by $19,000 or 54.8% to $42,000 for the three month period ended June 30, 2007 compared to $23,000 for the same period in 2006. $10,000 of the increase can be attributed to state taxes due in Ohio and Indiana. Other expense increased by $19,000 or 19.0% to $119,000 during the three months ended June 30, 2007.

Noninterest expense for the six months ended June 30, 2007 was $5.5 million, compared to $5.8 million for the same period in 2006, a decrease of approximately $211,000 or 3.7%. Compensation and employee benefits decreased $307,000 or 8.9%, to $3.2 million for the six months ended June 30, 2007 compared to $3.5 million for the same period in 2006. The reduction in compensation and benefit expense for can be attributed to improved efficiencies realized by the organization allowing for the same amount of work to be accomplished by fewer employees and a 2006 Reduction-in-Force plan (“RIF”), in which the Bank eliminated various staff positions in an effort to improve the Bank’s operational efficiency. In certain circumstances, severance packages were provided to employees affected by the RIF, which affected compensation cost. Occupancy and equipment costs increased by $158,000 or 21.8% for the six months ended June 30, 2007 increasing to $883,000 from $725,000 for the same period in 2006. The increased costs can be primarily attributed to the Bank’s opening of two new branches in Tecumseh and Hillsdale. The costs for professional services declined by $116,000 for the six months ended June 30, 2007 to $157,000, in part due to management’s reduced reliance on third-party consultants. State taxes increased by $57,000 or 103.6% to $112,000 for the six month period ended June 30, 2007 compared to $55,000 for the same period in 2006, $24,000 of the increase can be attributed to state taxes due in Ohio and Indiana. Other expense increased by $43,000 or 22.6% to $233,000 during the three months ended June 30, 2007. The increase can be partially attributed to a $12,000 increase in scheduled donations over the same time period in 2006.

Federal Income Tax
The provision for federal income tax was $328,000 for the three month period ended June 30, 2007, compared to $317,000 for the same period in 2006. The increase in the income tax provision reflects the increase in net income generated in the three months ended June 30, 2007 versus the same period in 2006 and the Bank’s decreased holding of tax-exempt municipal bonds. The provision for federal income tax was $575,000 for the six month period ended June 30, 2007, compared to $486,000 for the same period in 2006. The cause of the increase in income tax provision for the six months ended June 30, 2007 is substantially the same as noted above.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and short-term investments totaled $12.5 million and securities classified as available for sale totaled $17.3 million. However, available-for-sale securities with a market value of $3.0 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was more than the fair value at quarter end, primarily as the result of increasing interest rates, which resulted in an unrealized loss of $81,000 within the investment portfolio. This unrealized loss, however, is normal given interest rate changes and does not represent a permanent impairment of value to the investment portfolio. The unrealized losses were 5% or less of their respective amortized cost basis. Management does not consider such an unrealized loss a material risk to the Company’s capital. Management does not believe the sale of any of the Company’s securities would materially affect the overall financial condition of the Company. Management believes it has sufficient liquidity and sources to meet its obligations without the sale of securities.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLBI advances. The Bank experienced a net decrease in total deposits of $4.1 million for the six months ended June 30, 2007 from December 31, 2006. Deposit flows are affected by the overall level of interest rates, products offered by the Bank and its local competitors, as well as other factors.

The Bank’s borrowing position remained relatively unchanged during the first half of 2007 from $25.1 million at December 31, 2006 to $25.0 million as of June 30, 2007. As of June 30, 2007, the Bank had the ability to borrow a total of $14.3 million from the FHLBI based upon the amount of collateral pledged, of which $12.7 million was outstanding at that date. In addition to the FHLBI, the Bank had available borrowings on a line-of-credit of $10 million from a correspondent bank, which had only $11,000 available to draw as of June 30, 2007. The Bank also had outstanding advances on repurchase agreements totaling $2.4 million at June 30, 2007, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

At June 30, 2007, the Bank had outstanding commitments to fund loans of $10.0 million, of which $6.0 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLBI borrowings. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At June 30, 2007 and December 31, 2006, the Bank exceeded all regulatory minimum capital requirements. Beginning in the first quarter of 2006, the Company became exempt from the Capital Guidelines, as the Board of Governors of the Federal Reserve System increased the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a Bank Holding Company may qualify for an exemption from the Capital Guidelines. Under the revised regulatory financial reporting requirements, the Company will only be required to file parent-only financial data on a semi-annual basis. This change only impacts the Company and the Bank will continue to file necessary regulatory reports. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements.

	Actual		Minimum Required For Capital Adequacy Purposes			Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio

June 30, 2007
Total Capital (to risk weighted assets)
Bank of Lenawee	$34.6	13.0%	$20.9	>=8	.0%	$26.1	>=1	0.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$31.9	11.9%	$10.4	>=4	.0%	$15.7	>=6	.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$31.9	10.6%	$11.6	>=4	.0%	$14.5	>=5	.0%

December 31, 2006
Total Capital (to risk weighted assets)
Bank of Lenawee	$32.7	12.5%	$20.9	>=8	.0%	$26.1	>=1	0.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$29.9	11.4%	$10.5	>=4	.0%	$15.7	>=6	.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$29.9	10.4%	$11.5	>=4	.0%	$14.4	>=5	.0%

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2007, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	During the three-month period ended June 30, 2007, the Company repurchased the following shares of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs

April 2007	0	N/A	N/A	N/A
May 2007	992	$48.50	0	N/A
June 2007	1,618	$48.50	0	N/A

These shares of common stock were purchased by the Company in satisfaction of its obligations under its Employee Stock Ownership and 401(k) Savings Plan to repurchase shares of common stock distributed to a Plan participant upon request by such a participant. Pursuant to the terms of the Plan, the price paid by the Company is the most recent appraised value of the Company's common stock.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

The annual meeting of our shareholders was held on April 20, 2007. At that meeting, the following matters were submitted to a vote of the shareholders. There were 727,852 voting shares outstanding on March 9, 2007, the record date for the meeting. 552,771 shares or 76% voted as follows:

Directors elected for terms expiring in 2010:	For	Against	Withheld
Dan R. Hupp Barbara A. Mitzel Emory M. Schmidt	535,077 535,077 535,077	17,694 17,694 17,694	0 0 0

The terms of office for incumbent Directors Douglas Kapnick, Richard DeVries, Terence Sheehan, Marinus Van Ooyen, Edward Engle, Margaret Noe, and David Stutzman continued after the meeting. Fred R. Duncan elected to retire from the Board of Directors, effective April 20, 2007. No person has yet been nominated to fill the vacancy left by Mr. Duncan’s retirement. The Nominating/Corporate Governance Committee of the Company’s Board of Directors is in the process of considering potential candidates for recommendation to the Board of Directors.

Selection of Auditors for 2007 Plante & Moran, PLLC	For 544,985	Against 3,276	Withheld 4,510

ITEM 5 — OTHER INFORMATION –

Attached to this Form 10-Q as Exhibits 10.1 and 10.2 are amendments to the respective employment agreements for Richard J. DeVries, the President and CEO of the Company and the Bank, and Mark D. Wolfe, the CFO of the Company and the Bank.  Each of these amendments was executed July 18, 2007, and is hereby incorporated by reference.  In addition to these amendments, Mr. Wolfe’s annual salary was increased by $5,000 effective June 4, 2007.

ITEM 6 — EXHIBITS

Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

10.1	Employment Agreement Amendment for Richard J. DeVries dated July 18, 2007.

10.2	Employment Agreement Amendment for Mark D. Wolfe dated July 18, 2007.

10.3	Second Amendment to the Lenawee Bancorp, Inc. 1996 Stock Option Plan.

10.4	First Amendment to the Lenawee Bancorp, Inc. 2001 Stock Option Plan.

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007 Date: August 13, 2007	Pavilion Bancorp, Inc.

/s/ Richard J. DeVries
——————————————
Richard J. DeVries
President and Chief Executive Officer

/s/ Mark D. Wolfe
——————————————
Mark D. Wolfe
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Employment Agreement Amendment for Richard J. DeVries, dated July 18, 2007.

10.2	Employment Agreement Amendment for Mark D. Wolfe, dated July 18, 2007.

10.3	Second Amendment to the Lenawee Bancorp, Inc. 1996 Stock Option Plan.

10.4	First Amendment to the Lenawee Bancorp, Inc. 2001 Stock Option Plan.

31.1	Certificate of the Chief Executive Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Pavilion Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.