Form 10-Q
period 2007-09-30
PAVILION BANCORP INC
filed 2007-11-14
CIK 1112477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes [__]       No [ X ]

As of November 14, 2007 there were 729,223 outstanding shares of the registrant’s common stock, no par value.

CROSS REFERENCE TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pavilion Bancorp, Inc.
Adrian, Michigan

We have reviewed the condensed consolidated balance sheet of Pavilion Bancorp, Inc. (the “Corporation”) as of September 30, 2007, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three and nine month periods ended September 30, 2007 and 2006, included in the Corporation’s SEC Form 10-Q. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards established by the Public Company Accounting Oversight Board (placecountry-regionUnited States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles in the placecountry-regionUnited States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
November 14, 2007

PART I
FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	September 30, 2007 (unaudited)	December 31, 2006

ASSETS
Cash and due from banks	$8,969	$17,210
Securities available for sale	11,818	17,828
Federal Home Loan Bank, Freddie Mac, FNMA stock	2,053	2,053
Federal Reserve Bank stock	630	630
Loans held for sale	939	377
Loans receivable, net of allowance for loan and lease losses	237,582	243,312
Premises and equipment, net	10,112	8,175
Accrued interest receivable	2,488	1,930
Mortgage servicing rights	2,253	2,558
Other assets	1,792	950

Total assets	$278,636	$295,023

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$41,783	$46,291
Interest bearing	187,165	189,653

Total deposits	228,948	235,944

Federal funds purchased	3,069	6,601
Repurchase agreements	1,552	7,700
Federal Home Loan Bank advances	10,657	10,885
Accrued interest payable	623	851
Other liabilities	1,712	2,341
Common stock in ESOP subject to repurchase obligation	2,711	2,765

Total liabilities	249,272	267,087

Shareholders' equity
Common stock and paid-in capital, no par value: shares issued and and outstanding: 725,864 at September 30, 2007; 725,206 at
December 31, 2006	10,668	10,629
Retained earnings	18,605	17,409
Accumulated other comprehensive income (loss)	91	(102)

Total shareholders' equity	29,364	27,936

Total liabilities and shareholders' equity	$278,636	$295,023

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (unaudited)
(000’s omitted, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Interest and dividend income
Loans receivable, including fees	$4,707	$4,627	$13,941	$13,083
Debt securities:
Taxable	171	182	465	547
Tax - exempt	19	22	61	71
Dividend income	31	38	97	127
Federal funds sold and other	7	49	210	190

Total interest and dividend income	4,934	4,918	14,774	14,018

Interest expense
Deposits	1,655	1,439	5,083	3,885
Subordinated debentures	-	117	-	331
Other borrowed funds	218	363	571	920

Total interest expense	1,873	1,919	5,654	5,136

Net interest income	3,061	2,999	9,120	8,882

Provision for loan losses	165	120	458	225

Net interest income after provision for loan losses	2,896	2,879	8,662	8,657

Noninterest income
Service charges and fees	580	573	1,650	1,506
Net gains on sale of loans	196	213	577	776
Loan servicing fees, net of amortization	26	24	74	78
Other	(68)	(91)	(25)	(88)

	734	719	2,276	2,272

Noninterest expense
Compensation and employee benefits	1,390	1,392	4,541	4,850
Occupancy and equipment	494	383	1,377	1,108
Professional services	182	126	339	399
Marketing	38	23	134	113
Outside service fees	290	268	833	818
Postage and delivery services	91	63	217	215
Director and shareholders	46	47	130	157
Loan and collection	90	81	243	228
Other	147	152	493	397

	2,768	2,535	8,307	8,285

Income before income taxes	862	1,063	2,631	2,644
Income taxes	301	280	875	766

Net income	$561	$783	$1,756	$1,878

Net earnings per share
Basic	$0.77	$1.06	$2.42	$2.55

Diluted	$0.77	$1.06	$2.41	$2.54

Dividends per share	$0.26	$0.24	$0.77	$0.72

See accompanying notes to condensed consolidated financial statements

PAVILION BANCORP, INC.
CONDENSED  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
For the periods ended September 30, 2006 and 2007

(000’s omitted)	Common Stock Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance January 1, 2006	$10,724	$15,963	$(303)	$26,384
Comprehensive income:
Net income	-	1,878	-	1,878
Unrealized income on securities
available for sale	-	-	203
Tax effect	-	-	(69)

Total other comprehensive income	-	-	134	134

Total comprehensive income	-	-		2,012

Change in common stock subject to
repurchase	(88)	-	-	(88)
Stock repurchase and retirement	-	-	-	17
Stock option expense	17	-	-	17
Stock options exercised	38	-	-	38
Cash dividends - $0.72 per share	-	(528)	-	(528)

Balance September 30, 2006	$10,691	$17,313	$(169)	$27,835

Balance January 1, 2007	$10,629	$17,409	$(102)	$27,936
Comprehensive income:
Net income	-	1,756	-	1,756
Unrealized gain on securities
available for sale	-	-	292
Tax effect	-	-	(99)

Total other comprehensive income	-	-	193	193

Total comprehensive income	-	-		1,949

Change in common stock subject to
repurchase	(78)	-	-	(78)
Stock option expense	13	-	-	13
Stock options exercised	104	-	-	104
Cash dividends - $0.77 per share	-	(560)	-	(560)

Balance September 30, 2007	$10,668	$18,605	$91	$29,364

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)
(000’s omitted)

	Nine months ended September 30,

	2007	2006

Cash Flows from operating activities
Net income	$1,756	$1,878
Adjustments to reconcile net income to
net cash from operating activities
Depreciation	697	516
Stock option expense	13	17
Provision for loan losses	458	225
Amortization on securities available for sale	(3)	19
Gain on disposal of assets	(7)	-
Loss on sales of securities	-	9
Amortization of mortgage servicing rights	620	637
Origination of mortgage loans held for sale	(26,557)	(33,821)
Proceeds from sales of mortgage loans held for sale	26,257	34,500
Net gains on sale of mortgage loans	(577)	(776)
Net change in:
Deferred loan origination fees	7	(6)
Accrued interest receivable	(558)	(535)
Other assets	(1,665)	(332)
Accrued interest payable	(228)	208
Other liabilities	(640)	(449)

Net cash (used in) provided by operating activities	(427)	2,090

Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	14,810	1,584
Sales of securities available for sale	-	990
Purchases	(8,505)	(996)
Redemption of Federal Home Loan Bank stock	-	516
Proceeds from the disposition of premises and equipment	7	-
Net premises and equipment expenditures	(2,634)	(1,745)
Net decrease (increase) in loans	6,063	(7,585)
Recoveries on loans charged-off	25	46

Net cash provided by (used in) investing activities	9,766	(7,190)

Cash flows from financing activities
Net change in deposits	(6,996)	22,571
Net change in short term borrowings	(9,680)	(9,912)
Proceeds from Federal Home Loan Bank advances	36,000	32,400
Repayments of Federal Home Loan Bank advances	(36,228)	(35,616)
Stock repurchased	(132)	(260)
Stock options exercised	82	38
Dividends paid	(626)	(529)

Net cash (used in) provided by from financing activities	(17,580)	8,692

Net (decrease) increase in cash and cash equivalents	(8,241)	3,592
Cash and cash equivalents at beginning of period	17,210	11,308

Cash and cash equivalents at end of period	$8,969	$14,900

Transfer from:
Loans to foreclosed real estate	$964	$275
Cash paid for:
Interest	$5,882	$4,927
Income taxes	$1,040	$853

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

Basis of Financial Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the placecountry-regionUnited States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Pavilion Bancorp, Inc. and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2 — PENDING TRANSACTION

On October 2, 2007, Pavilion Bancorp, Inc. (OTCBB:PVLN) and First Defiance Financial Corp. (NASDAQ:FDEF) announced the execution of a definitive agreement for First Defiance to acquire Pavilion Bancorp, Inc. and its wholly owned subsidiary, the Bank of Lenawee. The merger is expected to be completed in the first quarter of 2008, subject to regulatory and shareholder approvals and other customary closing conditions.

NOTE 3 — EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the three and nine months ended September 30, 2007 and 2006 (000’s omitted, except antidilutive stock options):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income	$561	$783	$1,756	$1,878

Average number of common shares outstanding used
to calculate basic earnings per share	726	734	727	736

Effect of dilutive options	-	2	1	2

Average number of common shares outstanding used
to calculate diluted earnings per common share	726	736	728	738

Number of antidilutive stock options excluded from
the diluted earnings per share computation	21,215	21,215	21,215	21,215

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following (000’s omitted):

	September 30, 2007	December 31, 2006

Commercial	$129,872	$133,545
Agricultural	44,780	39,656
Residential mortgage	27,722	30,255
Residential construction	8,977	10,896
Home equity lines of credit	17,189	19,163
Consumer	12,127	12,614

	240,667	246,129
Less: allowance for loan and lease losses	(3,085)	(2,817)

Loans receivable, net	$237,582	$243,312

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, are as follows (000’s omitted):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$2,967	$2,694	$2,817	$2,683
Charge-offs	(48)	(56)	(215)	(195)
Recoveries	1	1	25	46
Provision for loan losses	165	120	458	225

Balance at end of period	$3,085	$2,759	$3,085	$2,759

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

The total contractual amounts of commercial and standby letters of credit and financial guarantees were $2.7 million and $2.4 million at September 30, 2007 and December 31, 2006, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this document.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and about the Company itself. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “foresee”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include:

•	changes in interest rates and interest rate relationships;
•	demand for products and services;
•	the degree of competition by traditional and non-traditional competitors;
•	changes in banking regulations;
•	changes in tax laws;
•	changes in prices, levies and assessments;
•	the impact of technology, governmental and regulatory policy changes;
•	the outcome of pending and future litigation and contingencies;
•	trends in customer behavior as well as their ability to repay loans;
•	changes in the national and local economies;
•	the consummation of the pending sale of the Company to First Defiance Financial Corp.; and
•	the impact of the pending sale of the Company to First Defiance Financial Corp. on the Company’s business and performance.

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

Financial Overview
Total assets decreased by $16.4 million or 5.6% from December 31, 2006 to September 30, 2007. Cash and cash equivalents decreased $8.2 million or 47.9%. Loans receivable, net of the allowance for loan and lease losses, decreased by $5.7 million or 2.4%. Investment securities available for sale decreased $6.0 million or 33.7%. Total deposits decreased $7.0 million or 3.0%. Borrowed funds decreased $9.9 million or 39.3%. Basic earnings per share (“EPS”) for the three and nine months ended September 30, 2007 were $0.77 per share and $2.42 per share, respectively. For the same periods in 2006 basic EPS were $1.06 and $2.55, respectively. Fully diluted EPS for the three and nine months ended September 30, 2007 were $0.77 per share and $2.41 per share, respectively. For the same periods in 2006 fully diluted EPS were $1.06 and $2.54 per share, respectively.

PENDING SALE OF COMPANY

On October 2, 2007, the Company entered into an Agreement and Plan of Merger with First Defiance Financial Corp. Under the terms of the agreement, First Defiance will acquire the Company and the Bank. First Defiance has agreed to pay 1.4209 shares of First Defiance common stock plus $37.50 in cash for each outstanding share of the Company’s common stock. The Company expects the transaction to close in the first quarter of 2008, subject to regulatory and shareholder approvals and other customary closing conditions. For more information regarding this merger, please refer to the Form 8-K filed by the Company on October 4, 2007, which includes a copy of the Agreement and Plan of Merger. For more information regarding First Defiance Financial Corp., please refer to its SEC filings (NASDAQ: FDEF).

FINANCIAL CONDITION

Investments
Total investments securities available-for-sale decreased $6.0 million or 33.7%, to $11.8 million at September 30, 2007, compared to $17.8 million at December 31, 2006. The decrease in investment securities is primarily attributable to the maturity of two investment securities during the second and third quarter of 2007. Management has made the decision to not reinvest the funds at this point and instead utilize the proceeds to pay down borrowings and replace brokered CDs. Equity investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) remained at $2.1 million as of September 30, 2007, which is the same as December 31, 2006. Investment in Federal Reserve Bank (“FRB”) stock remains unchanged at $630,000 as of September 30, 2007 and December 31, 2006. The Company had no held-to-maturity securities as of September 30, 2007 or December 31, 2006.

Loans
The following table summarizes the Bank’s loan portfolio and loan mix at September 30, 2007 and December 31, 2006:

Consolidated Loans Outstanding

(000’s omitted)

	September 30, 2007		December 31, 2006

	Amount	Percent of Loans	Amount	Percent of Loans

Commercial	$129,872	54.0%	$133,545	54.3%
Agricultural	44,780	18.6%	39,656	16.1%
Residential mortgage	27,722	11.5%	30,255	12.3%
Residential construction	8,977	3.7%	10,896	4.4%
Home equity lines of credit	17,189	7.2%	19,163	7.8%
Consumer	12,127	5.0%	12,614	5.1%

Total loans receivable	240,667	100.0%	246,129	100.0%
Less: allowance for loan and lease losses	(3,085)		(2,817)

Loans receivable, net	$237,582		$243,312

During the first nine months of 2007, loans, net of allowance for loan and lease losses, decreased by $5.7 million or 2.4%. The mix of the loan portfolio continues to remain relatively unchanged from the prior year. The commercial loan portfolio decreased by $3.7 million or 2.8% as of September 30, 2007 when compared to December 31, 2006. The decline can be attributed to the slowing economy within the Bank’s primary areas of operation. The agriculture portfolio grew by $5.1 million or 12.9%. The increase in the agricultural portfolio can be attributed to increased business development activity by the Bank's agriculture lenders and the strong economy within the local agriculture industry due to the increased demand for grain by area ethanol and bio-diesel fuel manufacturers. The residential mortgage loan portfolio declined by $2.5 million or 8.4%, which is consistent with the slowing of the real estate market in the Bank’s primary area of operation. The residential construction loan portfolio decreased approximately $1.9 million, or 17.6%. Home equity lines of credit decreased approximately $2.0 million, or 10.3%. Consumer loans decreased by $487,000 as of September 30, 2007 as repayments have outpaced new loan originations.

Off-Balance Sheet Items
The following is a summary of outstanding commitments by the Bank to grant loans, unfunded commitments under lines of credit and letters of credit at September 30, 2007 and December 31, 2006:

(000’s omitted)	September 30, 2007	December 31, 2006

Loan Category:
Commitments to originate or refinance loans	$5,710	$8,416
Unfunded commitments under lines of credit	57,490	57,989
Commercial and standby letters of credit	2,746	2,430

Total	$65,946	$68,835

Outstanding commitments to originate or refinance loans decreased by $2.7 million or 32.2% to $5.7 million at September 30, 2007 from $8.4 million at December 31, 2006. Unfunded commitments under lines of credit decreased $500,000 or 0.9% to $57.5 million as of September 30, 2007 from $58.0 million at December 31, 2006. Commercial and standby letters of credit have increased approximately $316,000 or 13.0% to $2.7 million as of September 30, 2007 up from $2.4 million as of December 31, 2006. Management does not expect that all commitments will result in funded loans.

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

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments (but continuing to accrue interest) and (3) other nonperforming loans including real estate held for redemption, which is classified within (1) or (2) above dependent upon the respective collateralized position. The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Bank’s classifications of nonperforming loans are generally consistent with loans identified as impaired.

The chart below shows the composition of the Bank’s nonperforming assets by type as of September 30, 2007 and 2006, and December 31, 2006.

(000’s omitted)	September 30, 2007	December 31, 2006	September 30, 2006

Non-accruing loans past due	$4,101	$2,728	$1,640
Loans past due 90 days or more still accruing	605	668	606

Total nonperforming loans	4,706	3,396	2,246
Other real estate	917	169	315

Total nonperforming assets	$5,623	$3,565	$2,561

Nonperforming loans as a percent of total loans	1.96%	1.38%	0.92%
Nonperforming assets as a percent of total assets	2.01%	1.21%	0.86%
Nonperforming loans as a percent of the allowance
for loan and lease losses	152.54%	120.55%	81.41%

At September 30, 2007, total nonperforming assets increased by $2.0 million or 56.4% from December 31, 2006. The Bank is closely monitoring and managing nonperforming loans to determine and implement corrective action to improve the quality of nonperforming assets. Non-accruing loans increased $1.4 million to $4.1 million as of September 30, 2007 up from $2.7 million as of December 31, 2006. Nonperforming assets as a percentage of total assets have increased to 2.01% at September 30, 2007 compared to 1.21% at December 31, 2006. The increase relates primarily to the increase in non-accruing loans discussed above. Nonperforming loans as a percentage of the allowance for loan and lease losses increased to 152.54% as of September 30, 2007 compared to 120.55% and 81.41% as of December 31, 2006 and September 30, 2006, respectively. A non performing loan (included in the amounts shown in the table above) with a balance of $527,000 as of September 30, 2007 is partially guaranteed by the Small Business Administration.

The activity in the allowance for loan and lease losses for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Beginning balance	$2,967	$2,694	$2,817	$2,683
Loan charge-offs	(48)	(56)	(215)	(195)
Loan recoveries	1	1	25	46

Net loan charge-offs	(46)	(55)	(189)	(149)
Provision for loan losses	165	120	458	225

Ending balance	$3,085	$2,759	$3,085	$2,759

Net charge-off rate	0.03%	0.09%	0.10%	0.08%

The Bank increased its funding of the provision for loan losses during the first nine months of 2007 over the same period in 2006 based on management’s assessment of the adequacy of the allowance for loan and lease losses. The net loan portfolio has decreased to $237.6 million as of September 30, 2007 compared to $243.3 million outstanding as of September 30, 2006. Management is continuing to monitor credits with the increase in the level of nonperforming loans. Management discusses problem credits in periodic loan committee meetings. Problem credits are also monitored by the Board of Directors during monthly reviews of watch list. Management is actively calling on past due loans before the loans reach 30 days past due. Management is also proactively calling on troubled industry clients, including construction contractors and manufacturing clients.

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

Deposits and Borrowed Funds
Total deposits decreased $7.0 million or 3.0% during the first nine months to $228.9 million at September 30, 2007 from $235.9 million at December 31, 2006. The decline can be attributed to the slowing economy within the Bank's areas of operation. Noninterest-bearing deposits decreased $4.5 million, or 9.7% to $41.8 million at September 30, 2007 from $46.3 million at December 31, 2006. Interest-bearing deposits decreased $2.5 million, or 1.3% to $187.2 million at September 30, 2007 from $189.7 million at December 31, 2006. Specifically, certificates of deposit (“CD’s”) with balances of $100,000 and greater (Jumbo CD’s) decreased $5.4 million, or 7.4%, to $67.8 million at September 30, 2007 from $73.2 million at December 31, 2006. Certificates of Deposit with balances under $100,000 increased $3.5 million, or 8.2%, to $46.7 million at September 30, 2007 from $43.2 million at December 31, 2006. This increase is the result of business development efforts within the local communities. Other interest-bearing deposits, including savings and NOW accounts, decreased $610,000 or 0.8% to $72.6 million at September 30, 2007 from $73.2 million at December 31, 2006. The overall decline in the Bank’s core deposits is largely attributable to increased competition for deposits within the banking industry. The decline in core deposits continues to remain a concern for management as the use of non-traditional deposit products and borrowed funds has resulted in a rise in interest expense, increased costs of funds, and pressure on the Bank’s interest rate margin.

Borrowed funds decreased by $9.9 million, or 39.33%, to $15.3 million at September 30, 2007 from $25.2 million at December 31, 2006. The decrease in borrowed funds can be attributed to management’s decision to not renew a $5 million repurchase agreement with Citibank, which matured in June 2007 and the partial pay down of one of the Bank’s FHLBI borrowings.

Capital
During the first nine months of 2007, equity capital increased by $1.4 million, reflecting current year earnings as well as the exercise of stock options. The number of outstanding shares at December 31, 2006 of 725,206 increased to 725,864 at September 30, 2007. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements. “Well capitalized” institutions are eligible for reduced FDIC premiums, and also enjoy other reduced regulatory restrictions. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities.

RESULTS OF OPERATIONS

Net Income
Net income for the three months ended September 30, 2007 decreased $222,000, or 28.4% to $561,000 compared to $783,000 for the same period in 2006. Basic earnings per share (“EPS”) attributable to continuing operations for the three months ended September 30, 2007 were $0.77 compared to $1.06 for the same period in 2006. Diluted EPS for the three months ended September 30, 2007 were $0.77 compared to $1.06 for the same period in 2006.

Net income for the nine months ended September 30, 2007 decreased by $122,000 or 6.5% to $1.76 million compared to $1.88 million for the same period in 2006. Basic earnings per share (“EPS”) attributable to continuing operations for the nine months ended September 30, 2007 were $2.42 compared to $2.55 for the same period in 2006. Diluted EPS for the nine months ended September 30, 2007 were $2.41 compared to $2.54 for the same period in 2006.

Net Interest Margin
Following are the net interest margin calculations for the three and nine months ended September 30, 2007 and 2006:

	Three months ended
	September 30, 2007			September 30, 2006

(000’s omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$240,580	$4,707	7.76%	$243,218	$4,627	7.55%
Securities available for sale (3)	16,089	190	4.69%	24,088	204	3.36%
Federal funds sold	507	6	4.70%	3,515	48	5.42%
Equity securities (2)	2,683	31	4.44%	3,022	38	5.00%
Interest-earning balances with
other financial institutions	6	-	8.29%	104	1	3.81%

Total interest-earning assets	259,865	4,934	7.53%	273,947	4,918	7.12%
Noninterest-earning assets:
Cash and due from financial
institutions	8,147			8,204
Premises and equipment, net	10,256			6,707
Other assets	5,947			6,051

Total assets	$284,215			$294,909

Interest-bearing liabilities:
Interest-bearing demand deposits	$46,070	196	1.69%	$46,167	228	1.96%
Savings deposits	25,566	26	0.40%	27,090	27	0.40%
Time deposits	115,115	1,433	4.90%	103,816	1,184	4.52%
Subordinated debentures	-	-	-	5,000	117	9.28%
Other borrowings	18,213	218	4.97%	32,803	363	4.39%

Total int.-bearing liabilities	204,964	1,873	3.62%	214,876	1,919	3.54%
Demand deposits	44,678			46,867
Other liabilities	5,311			6,029

Total liabilities	254,953			267,772
Shareholders' equity	29,262			27,137

Total liabilities and shareholders'
equity	$284,215			$294,909

Net interest income		$3,061			$2,999

Interest rate spread (4)			3.91%			3.58%

Net interest margin (5)			4.67%			4.34%

Ratio of interest-earning assets
to interest-bearing liabilities	1.27			1.27

	Nine months ended
	September 30, 2007			September 30, 2006

(000’s omitted)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$239,863	$13,941	7.77%	$237,354	$13,083	7.37%
Securities available for sale (3)	17,228	526	4.08%	24,492	618	3.37%
Federal funds sold	5,281	207	5.24%	4,934	183	4.96%
Equity securities (2)	2,683	97	4.83%	3,289	127	5.16%
Interest-earning balances with
other financial institutions	58	3	6.92%	186	7	5.03%

Total interest-earning assets	265,113	14,774	7.45%	270,255	14,018	6.93%
Noninterest-earning assets:
Cash and due from financial
institutions	8,299			9,093
Premises and equipment, net	9,550			6,528
Other assets	5,557			5,879

Total assets	$288,519			$291,755

Interest-bearing liabilities:
Interest-bearing demand deposits	$46,531	620	1.78%	$46,505	630	1.81%
Savings deposits	25,945	77	0.40%	28,479	78	0.37%
Time deposits	119,475	4,386	4.91%	102,913	3,177	4.13%
Subordinated debentures	-	-	-	5,000	331	8.85%
Other borrowings	17,473	571	4.37%	30,018	920	4.10%

Total int.-bearing liabilities	209,424	5,654	3.61%	212,915	5,136	3.23%
Demand deposits	44,883			45,969
Other liabilities	5,669			5,805

Total liabilities	259,976			264,689
Shareholders' equity	28,543			27,066

Total liabilities and shareholders'
equity	$288,519			$291,755

Net interest income		$9,120			$8,882

Interest rate spread (4)			3.84%			3.70%

Net interest margin (5)			4.60%			4.39%

Ratio of interest-earning assets
to interest-bearing liabilities	1.27			1.27

(1)	Non-accrual loans and overdrafts are included in the average balances of loans.
(2)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Interest income on tax-exempt securities has not been adjusted to a taxable equivalent basis.
(4)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities
(5)	Net interest margin is the net interest income divided by average interest-earning assets.

The yield on interest-earning assets increased for the quarter ended September 30, 2007 to 7.53% from 7.12% as compared to the same period in the prior year. The yield on loans receivable increased to 7.76% for the three months ended September 30, 2007 from 7.55% for the same period in 2006. The consumer loan portfolio had the greatest increase in yield as it is primarily a variable rate portfolio followed by the commercial lending portfolio which also has a significant portion of variable rate loans.

The Company’s interest rate spread increased for the three months ended September 30, 2007 to 3.91% from 3.58% for the same period in 2006. The yield on interest-earning assets increased for the nine months ended September 30, 2007 to 7.45% from 6.93% for the same period in 2006. The increase primarily was in the yield on loans receivable which increased to 7.77% for the nine months ended September 30, 2007 from 7.37% for the same period in 2006.

The Company’s interest rate spread increased for the nine months ended September 30, 2007 to 3.84% from 3.70% for the same period in 2006. The Company’s net interest margin remains relatively strong compared to our peers.

Noninterest Income
Total non-interest income increased by $15,000 or 2.1% to $734,000 for the three months ended September 30, 2007 compared to $719,000 for the same period in 2006. Service charges on deposit accounts increased $7,000 of 1.2% to $580,000 compared to $573,000 for the same timeframe in 2006. Net gains of sale of loans decreased by $17,000 or 8.0% to $196,000 compared to $213,000 for the same time frame in 2006. The decline in income from the sale of loans can be attributed to declining mortgage originations. Loan servicing fees, net of amortization, increased $2,000 or 8.3%. Other income for the three-month period ended September 30, 2007 was ($68,000), which is primarily the result of the write-down of Bank-owned properties to bring the assets to their fair market value.

For the nine months ended September 30, 2007, total non-interest income remained flat at $2.27 million. Service charges and fees increased $144,000 or 9.6% to $1.7 million during the first nine months of 2007 compared to $1.5 million for 2006. The increase can primarily be attributed to increasing volume in the Bank’s merchant VISA product and increased income received from bank service charges. Net gains on the sale of loans decreased $199,000 or 25.6% to $577,000 compared to $776,000 for the same timeframe in 2006. Loan servicing fees, net of amortization decreased $4,000 for the first nine months of the year. Other income was ($25,000) for the first nine months of 2007, which is primarily the result of the write-down of Bank-owned properties to bring the assets to their fair market value.

Noninterest Expense
For the three months ended September 30, 2007, total non-interest expense increased by $233,000 or 9.2% to $2.8 million from $2.5 million for the same period in 2006. Compensation and employee benefits expense was flat at $1.39 million for the three month period ended September 30, 2007. Occupancy and equipment expenses increased by $111,000 or 29.0% to $494,000, up from $383,000 for the same period in 2006. This increase was primarily due to the opening of two new branches by the Bank during 2007. Professional services expense increased by $56,000 or 44.4% to $182,000 up from $126,000 for the same period in 2006. The Bank incurred professional services fees of $77,400 related to the definitive agreement to be acquired by First Defiance Financial Corp. for the three month period ended September 30, 2007. Other non-interest expense was $147,000 for the three months ended September 30, 2007, which represents a decrease of $5,000 or 2.0% from the same time frame in 2006. Other non-interest expense for the three months ended September 30, 2007 consists primarily of state taxes totaling approximately $27,000, demand deposit accounts charge-offs totaling $11,000 and donations totaling $35,000.

Noninterest expense for the nine months ended September 30, 2007 was $8.30 million, compared to $8.29 million for the same period in 2006, an increase of approximately $22,000 or 0.3%. Compensation and employee benefits expense decreased $309,000 or 6.4%, to $4.5 million for the nine months ended September 30, 2007 compared to $4.9 million for the same period in 2006. The year-to-date decrease can be attributed to management’s decision to eliminate some senior management positions. Occupancy and equipment costs increased by $269,000 or 24.3% to $1.4 million during the first nine months of 2007 from $1.1 million for the same period in 2006. The increase is primarily due to the opening of two new branches by the Bank in 2007. Fees for professional services decreased approximately $60,000 or 15.0% to $339,000 in the first nine months of 2007 compared to $399,000 for the same period in 2006. The decrease is primarily the result of a reduction in the use of third-party consultants during the first nine months of 2007. Other non-interest expense totaled $493,000 for the first nine months of 2007, which represents an increase of $55,000 or 13.9% over the first nine months of 2006. Other non-interest expense is primarily comprised of state taxes totaling $128,000, donations totaling $101,000, demand deposit charge offs totaling $31,000 and insurance expense totaling $49,000.

Federal Income Tax
The provision for federal income tax was $301,000 for the three month period ended September 30, 2007, compared to $280,000 for the same period in 2006. The provision for federal income tax was $875,000 from continuing operations for the nine month period ended September 30, 2007, compared to $766,000 for the same period in 2006. The cause of the increase in income tax provision for the nine months ended September 30, 2007 is due to increased income for the nine-month period ended September 30, 2007 compared to the same time period in 2006. In addition, the Bank has reduced its investments in tax-exempt municipal bonds.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and short-term investments totaled $9.0 million and securities classified as available for sale totaled $11.8 million. However, available-for-sale securities with a market value of $6.6 million were pledged as collateral for Treasury Tax & Loan accounts and repurchase agreements and therefore were not available for liquidity needs. The amortized cost of the available-for-sale securities was less than the fair value at quarter end, primarily as the result of decreasing interest rates, which resulted in an unrealized gain of $138,000 within the investment portfolio.

Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLBI advances. The Bank experienced a net decrease in total deposits of $7.0 million for the nine months ended September 30, 2007. Deposit flows are affected by the overall level of interest rates, products offered by the Bank and its local competitors as well as other factors.

The Bank’s borrowing position decreased during the first nine months of 2007 from $25.2 million at December 31, 2006 compared to the balance of $15.3 million as of September 30, 2007. As of September 30, 2007, the Bank had the ability to borrow a total of $15.3 million from the FHLBI based upon the amount of collateral pledged, of which $10.7 million was outstanding at that date. In addition to the FHLBI, the Bank had available borrowings on a line-of-credit of $10 million from a correspondent bank, of which $3.1 million was outstanding as of September 30, 2007. The Bank also had outstanding advances on repurchase agreements totaling $1.6 million at September 30, 2007, based on the collateral pledged. Additional advances could be obtained through repurchase agreements provided additional collateral is pledged. Repurchase agreements are terminable upon demand.

At September 30, 2007, the Bank had outstanding commitments to fund loans of $5.7 million, of which $2.7 million had fixed interest rates. The Bank believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments, in recent periods, have been funded through liquidity and through FHLBI borrowings. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meets its outstanding short-term and long-term needs.

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

At September 30, 2007 and December 31, 2006, the Company and the Bank exceeded all regulatory minimum capital requirements. Beginning in the first quarter of 2006, the Company became exempt from the Capital Guidelines, as the Board of Governors of the Federal Reserve System increased the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a Bank Holding Company may qualify for an exemption from the Capital Guidelines. Under the revised regulatory financial reporting requirements, the Company will only be required to file parent-only financial data on a semi-annual basis. This change only impacts the Company and the Bank will continue to file necessary regulatory reports. The Bank continues to maintain sufficient risk-based capital levels to remain categorized as “well-capitalized” under federal regulatory requirements.

	Actual		Minimum Required For Capital Adequacy Purposes			Minimum Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio

September 30, 2007
Total Capital (to risk weighted assets)
Bank of Lenawee	$34.7	14.54%	$21.0	>=8	.0%	$26.3	>=10	.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$31.7	13.26%	$10.5	>=4	.0%	$15.8	>=6	.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$31.7	11.16%	$11.8	>=4	.0%	$14.7	>=5	.0%

December 31, 2006
Total Capital (to risk weighted assets)
Bank of Lenawee	$32.7	12.5%	$20.9	>=8	.0%	$26.1	>=10	.0%
Tier 1 Capital (to risk weighted assets)
Bank of Lenawee	$29.9	11.4%	$10.5	>=4	.0%	$15.7	>=6	.0%
Tier 1 Capital (to average assets)
Bank of Lenawee	$29.9	10.4%	$11.5	>=4	.0%	$14.4	>=5	.0%

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e))]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2007, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS
The Company disclosed various risk factors in its annual report on Form 10-K for the year ended December 31, 2006. Since that time, the Company has entered into an Agreement and Plan of Merger with First Defiance Financial Corp., dated October 2, 2007, pursuant to which First Defiance will acquire the Company and the Bank. The closing of this acquisition is expected to occur during the first quarter of 2008, subject to regulatory and shareholder approvals and other customary closing conditions. The Company has no reason to believe that this acquisition will not take place as currently contemplated. However, if for any reason the acquisition does not take place or is substantially delayed, the Company’s business operations and prospects could be materially and adversely affected.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	During the three-month period ended September 30, 2007, the Company repurchased the following shares of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/2007 - 7/31/2007	93(1)	$48.50	N/A	N/A

8/1/2007 - 8/31/2007	-	-	N/A	N/A

9/1/2007 - 9/30/2007	-	-	N/A

(1)     These shares of common stock were purchased by the Company in satisfaction of its obligation under its Employee Stock Ownership and 401(k) Savings Plan to repurchase shares of common stock distributed to a Plan participant upon request by such participant. Pursuant to the terms of the Plan, the price paid by the Company is the most recent appraised value of the Company’s common stock.

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

Date: November 14, 2007 Date: November 14, 2007	Pavilion Bancorp, Inc.

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